Form 10KSB
period 1996-12-29
REDHEADS INC /DE/
filed 1998-04-01
CIK 837596

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-KSB

         (MARK ONE)

         / /      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         /X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE PERIOD FROM JULY 4, 1994 TO DECEMBER 29, 1996
                         COMMISSION FILE NUMBER 0-17975
                      ------------------------------------

                                 REDHEADS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                     95-4169432
       (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


          50 SOUTH BUCKHOUT STREET
             IRVINGTON, NEW YORK                                 10533
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      ZIP CODE

                                 (914) 969-0600
                         (REGISTRANT'S TELEPHONE NUMBER)

                      ------------------------------------


           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE
              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                                 Title of Class
                    Common Stock, par value $0.001 per share

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

     Registrant's revenues for the transition period:    $ 7,700,920.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 28, 1997 was $3,656,914.80 (based on 1,108,156 shares held by non-affiliates and computed based on the administrative price for which claims were converted to shares of Common Stock pursuant to the Company's plan of reorganization).

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No /X/

     As of December 28, 1997, the Registrant had 2,386,439 shares of its $0.001 par value common stock issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:  NONE.


                             MAGIC RESTAURANTS, INC.
                                  (FORMER NAME)


                                JULY 1 TO JUNE 30
                              (FORMER FISCAL YEAR)
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

PART I.........................................................................................................   3

Item 1.           Description of the Business..................................................................   3

Item 2.           Description of Properties..................................................................... 11

Item 3.           Legal Proceedings..............................................................................11

Item 4.           Submission of Matters to a Vote of Security Holders........................................... 13


PART II......................................................................................................... 14

Item 5.           Market for Common Equity and Related Stockholder Matters...................................... 14

Item 6.           Selected Consolidated Financial Data.......................................................... 17

Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................................. 18

Item 8.           Financial State.ments..........................................................................31

Item 9.           Changes in And Disagreements With Accountants on Accounting And
                  Financial Disclosure.......................................................................... 31


PART I...II......................................................................................................32

Item 10.          Directors and Executive Officers of the Registrant............................................ 32

Item 11.          Executive Compensation........................................................................ 35

Item 12.          Security Ownership of Certain Beneficial Owners and Management................................ 37

Item 13.          Certain Relationships and Related Transactions................................................ 38

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................. 39


SIGNATURES...................................................................................................... 41

                                     PART I

         This document contains certain forward looking information about the Company, its business and its anticipated future performance. When used in this document, the words "anticipate,""believe,""expect,""estimate," "project,"and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions by the management of the Company and may not prove to be correct. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, or projected. These assumptions include: (i) the receipt of adequate additional capital on a timely basis to enable the Company to implement its business plans; (ii) the availability of suitable restaurant leaseholds and the Company's ability to successfully negotiate and enter into binding lease agreements; (iii) the successful conversion and integration of existing Red Robins and other restaurants into the Company's current business operations; and
(iv) the continuation of favorable economic conditions.

         All of these assumptions are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this document.

1. DESCRIPTION OF THE BUSINESS

INTRODUCTION

         The Company owns and operates five casual dining, table service restaurants in New York and New Jersey under the name "Redheads Bistro/Bar" and "Red Robin Burgers & Spirits Emporium." The Company is currently converting its remaining Red Robin facilities to the Redheads concept.

         The Redheads Bistro/Bar concept is based upon the uniqueness, flair and style associated with being a redheaded person. Redheads are honored as a "breed apart" from the ordinary; a group of people with a flair for life and unpredictable nature. These elements are presented in homage to famous Redheads from celebrities to animated characters depicted in hundreds of posters, photographs and sculptures which reflect the redheads state of mind. Guest are encouraged to "expect the unexpected" and to absorb some of the fun, irreverence and unpredictable nature of being a redhead.

GENERAL BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR

         The Company and all of its subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on April 6, 1995 (the "Petition Date"), and all operated as debtors and debtors-in-possession through the entirety of their Chapter 11 cases.

         On May 30, 1997 (the "Plan Effective Date"), the Second Amended Plan of Reorganization for the Company and its subsidiaries (the "Plan"), which was confirmed by court order dated December 30, 1996, became effective. In connection with its reorganization, the Company caused its name to be changed to "Redheads, Inc." and its Certificate of Incorporation and By-Laws to be amended and restated. In addition, the Plan caused all equity securities issued prior to the Plan Effective Date to be cancelled and extinguished. Under the Plan, the Company issued on the Plan Effective Date a total of 2,235,743 shares of Common Stock and 28,775 shares of Series A 12% Cumulative Convertible Preferred Stock to certain claimants entitled to distributions under the Plan. Pursuant to the Plan certain subsidiaries also issued preferred stock to certain claimants. See "Item 5--Market for Common Equity and Related Stockholder Matters."

         Subsequently, in June, 1997, the Company purchased the "Redheads Bistro/Bar" concept and one operating Redheads Bistro/Bar restaurant located in Middletown, New Jersey. For additional discussion of the terms of the purchase of the Redheads concept and the Plan, see "Item 1. Business--The Redheads Purchase" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

         As of the time of the filing of its Chapter 11 petition for relief, the Company operated and managed 15 restaurants in the New York and Washington, D.C. metropolitan areas. In the New York metropolitan area, as of the Petition Date, the Company operated six "Red Robin Burger and Spirits Emporium" restaurants pursuant to franchise agreements under which Red Robin International, Inc. licensed to the Company certain proprietary operating systems, trade dress, and other specialized property. In the Washington, D.C. metropolitan area the Company operated nine "The American Cafe" restaurants, which had been purchased in March, 1994 from Monolith Enterprises, Inc., a subsidiary of W.R. Grace & Co.

         In March, 1995, prior to the Petition Date, the Company had divested itself of ownership of (i) the "Carmella's Cafe" restaurant concept and the five upstate New York restaurants operating as "Carmella's Cafes," and (ii) minority interests in two "Spiga" Italian-style family restaurants located in Westchester County, New York.

         While operating under Chapter 11 the Company ceased operations at all of its restaurants in the Washington, D.C. metropolitan area and two of its restaurants in the New York metropolitan area. As a result, on the Plan Effective Date the Company operated four restaurants, all in the New York metropolitan areas. Subsequent to the Plan Effective Date, the Company acquired one restaurant, so that as of the date this Report is filed, the Company operates a total of five restaurants.

         In September of 1996, the Company began redirecting its strategic focus towards development, ownership, and operation of a multi-unit, mid-scale, casual dining concept operating under the name Redheads Bistro/Bar. In furtherance of this strategic redirection, during the twenty-six week transition period ended December 29, 1996, the Company ceased all restaurant operations under The American Cafe concept, closed down two Red Robin restaurants in Smithhaven and Staten Island New York, and caused the restaurant in Levittown, New York, formerly operating as a Red Robin restaurant, to be converted to a Redheads Bistro/Bar. The company acquired rights to the Redheads Bistro/Bar concept in June, 1997. See "The Redheads Purchase." Pursuant to an agreement with Red Robin International entered into in connection with consummation of the Plan, the Company is required to cease operating its three restaurants in Yonkers, New York, Secaucus, New Jersey, and Brooklyn, New York as Red Robin restaurants by no later than December 31, 1997. The Company intends to cause each of these three restaurants to be converted to a Redheads Bistro/Bar in accordance with such agreement; however, the Company was not able to maintain the schedule required by the agreement and the Brooklyn, New York facility continues to be operated as a Red Robin. No action has been commenced to date on account of this delay in conversion of the Brooklyn facility but there can be no assurance Red Robins will not pursue its legal remedies in the furture. Failure to convert the restaurants as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan."

THE REDHEADS RESTAURANT CONCEPT AND MENU

         The Company believes that the trend in eating out is toward casual, moderately priced, full-menu table service restaurants serving well-prepared, high quality foods. The Company's restaurants offer large portions of high quality, fresh food at moderate prices. The per person check average at the Company's "Redheads" restaurants is approximately $9.75 for lunch and $12.75 for dinner, with an average per restaurant seating capacity of approximately 250.

         The Company believes that its restaurants are distinguishable from many other casual, moderately priced full-menu table service restaurants by its theme, decor and its menu. The theme, decor and menu are intended to appeal to a varied clientele, including families, business patrons, casual diners, and shoppers.

         The restaurants are sophisticated yet comfortable and casual, with lively colors, natural woods, plants, and brass fixtures. The bar area has several large and small video screens, electronic and non-electronic games, various entertainment features, caters to singles, couples, informal groups, and late night dinner and drink crowds in an entertainment driven atmosphere that often features live musical entertainment. Bars are well stocked with selections from microbrewerys and boutique wineries along with a full liquor offering. Most of the restaurants also have a satellite dish and multiple television screens throughout the bar and dining facilities.

         Casually dressed redheaded mannequins are playfully placed throughout the restaurant, and the walls are extensively adorned with photos and prints featuring all varieties of redheaded people, models, and personalities, of all ages. Local patrons are encouraged to post photos of their own favorite redhead friend, relative, or personality along the thin strip boards that traverse much of the seating area.

         The international menu is diverse in its offering, catering to a variety of tastes and budgets. Besides the daily luncheon and dinner specials, the menu offers unique dishes in every category, including the "Mozzarella Tower" appetizer, "Wisconsin Bisque," as well as "Thomas Jefferson Philly Cheesteak", "Pacific Rim Pot Stickers", "Thai Pepper Beef Wraps", "Winston Churchill's Shepards Pie", and old standards like "Chicken Parmigiana" and "Corned Beef and Cabbage." Coffees, including espressos, and desserts are also offered. The menu's breadth, coupled with time-of-day specials, caters to lunch, early-bird, evening dinner, and late night appetites. The portions are generous, and menu items range from $4.95 for appetizers to $16.95 for certain steak and seafood entree selections.

         Three of the restaurants offer a prominently displayed sushi bar, staffed by oriental sushi chefs. The Company believes the trend in casual restaurant dining is moving to eclectic menus accented by ethnicity of taste. The Company addresses this trend through the addition of certain new design elements know as modular dining, which in addition to a sushi bar could include a Spanish tapas bar, a raw oyster bar, a hibatchi bar and/or a coffee bar. Menus are adjusted to reflect the needs and dining preferences of the individual restaurant market trade areas.

          The service staff dresses casually, wearing Redheads-styled red polo shirts and dark or khaki slacks or shorts, depending on the season.

         Soon after acquiring the Redheads concept in June, 1997, the Company hired David C. Sederholt as Executive Vice President and Chief Operating Officer. Mr. Sederholt, an experienced restaurant operator, is directing the growth and development of the Redheads Bistro/Bar concept. The Company is implementing a number of operational changes within the concept that are expected to significantly reduce food and labor costs, without affecting food or service quality. The Company has recently enhanced control systems and training manuals and programs to standardize Redheads Bistro/Bar operating procedures; these manuals and programs are expected to improve productivity and reduce employee turnover.

         The Company believes that the success of the Redheads Bistro/Bar concept depends on a number of factors including location, management, operating practices, and employees.

         The Company attempts to capture a significant portion of the market share for food and beverage services in the immediate business area where its restaurants are located. To this end, each restaurant provides take-out service and has fax machines through which it accepts orders. The Company also caters special events in its restaurants, and offers catering sales and events planning managers to develop additional business in this area.

         The Company's restaurants make extensive use of computerization, providing management with precise information on hourly sales and labor costs. This minimizes the need to carry large quantities of food inventory and generally results in a higher quality of food inventory. Each of the Company's restaurants uses a computerized point-of-sale system that tracks all food and drink orders and expeditiously fulfills them. This enables the servers and managers to remain on the restaurant floor and be available to serve patrons.

DEVELOPMENT PLANS AND SITE STRATEGY

         The Company's long-term objective is to continue to expand the Redheads concept through the opening of Company owned and operated restaurants in strategically desirable markets in New York and New Jersey. The Company intends to concentrate on developing a strong presence in the geographic markets within a 75 mile radius of New York City to achieve penetration levels that could improve the Company's competitive position, marketing share, and profitability. The Company intends to open at least one new Redheads Bistro/Bar restaurant each quarter. The new restaurants will most likely be created by acquisition and conversion of existing restaurants currently operated by third parties in order to realize a high return on investment for each new restaurant.

         The Company considers restaurant site selection to be critical to its long-term success and will devote significant resources to the investigation and selection of new locations. The site selection process will focus on a variety of factors, including: area demographics, such as target population density and household income levels; area psychographics, such as dominant or prevalent lifestyle characteristics and purchase behaviors; site characteristics, such as visibility, accessibility, traffic volume, proximity to activity centers, area growth potential; and competitive factors specific to the local market.

         The rate at which the Company will be able to open new restaurants will be dependent upon availability of the necessary capital and its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and finding strong local restaurant talent.

         The Company leases and operates both free-standing and in-line restaurants. Free-standing restaurants are not attached to any other building, while in-line restaurants are part of a shopping mall or office complex. Following conversion of its three remaining Red Robin sites in Yonkers, Kings Plaza, and Secaucus, the Company intends to expand into additional locations. The Company anticipates that expansion will normally be through acquisition and conversion of restaurants, currently owned by third parties that are marginally profitable, not profitable or closed. The estimated cost of converting an operating restaurant to the Redheads Bistro/Bar concept is approximately $50 per square foot, although the actual amount will vary by location depending upon the work required.

SUPPLIERS

         The Company purchases food and other supplies for its restaurants from various wholesalers on a daily basis. The Company's ability to maintain a consistent quality of its products depends upon acquiring quality food products and related items from reliable sources. While the Company believes that there are multiple sources for most food products in the greater New York metropolitan area, the Company is still subject to the common risks associated with restaurant supply relationships, such as those relating to freshness, quality, selection, price and availability.

         The cost of the Company's supplies depends upon the extent to which the Company is able to negotiate satisfactory arrangements with suppliers and the availability of and demand for various items. The combined unit volume of purchases by each of its restaurants has enabled the Company to obtain volume discounts and negotiating leverage in certain instances.

         The Company may be materially adversely affected by external events, such as local weather conditions affecting the price and supply of various items, as well as strikes within the food or transportation industries, which may limit the ability of suppliers to furnish food to the Company on a timely and cost-effective basis. Generally, however, all essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

         Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages, and supplies, have a modest aggregate dollar value relative to revenues.

MARKETING

         The Company primarily targets the 18 to 49 year old age group. Members of this population segment generally grew up frequenting fast food restaurants; but the Company believes that, with increasing maturity, they prefer a broader, more adult, casual dining and bar experience. To attract this target group, the Company has used various types of advertising and promotions, especially in connection with the opening of new restaurants. Marketing programs are regionalized to address the specific requirements of each trade area. Marketing programs consist primarily of direct mail, advertisements in local newspapers, radio commercials, distributing flyers, and sponsoring local activities. The Company also plans to develop dining frequency promotional campaigns to increase repeat business from its existing customer base. The Company expects to rely primarily on targeted marketing efforts and positive word-of-mouth endorsements from existing customers. In addition, the Company has added Catering Sales and Special Events planners to directly market banquet, meetings, and on and off premise events.

SEASONALITY

         The Company's business is seasonal in nature, with revenues and, to a greater degree, operating incomes lower in the winter and fall (excluding the year-end holiday shopping period) than in the spring and summer. This seasonal effect is largely caused by colder and more inclement weather that keeps people at home, and by reduced overall consumer spending in the fall in advance of the year-end holiday season. Free-standing restaurant sales are higher in the late spring and early summer months; sales at mall-based restaurants generally reach their highest level during the year-end holiday season.

COMPETITION

         The retail food and beverage service industry is intensely competitive, especially within the New York-Northern New Jersey metropolitan area. The Company competes with other full menu table service restaurants and fast food restaurants for location, service, personnel, perceived quality, variety, and value of the food and ambiance offered. The Company competes with food service operations, with locally-owned operations, and with national and regional chains, like T.G.I.Friday's, Applebee's, Bennigan's, Chili's, Ground Round, Houlihan's, and Lone Star Steakhouse, among others, several of whom have greater financial and other resources, longer operating histories, substantially more facilities, and greater name recognition than Redheads. Barriers to entry are not substantial in the restaurant industry. Generally, however, locations and restaurants comparable to the Company's restaurants require substantial capital to open and operate.

         The Company has no control over the number of competitive restaurants that may open in the proximity of the Company's restaurants. Many of these restaurants may enjoy much broader consumer recognition. Increasing competitive pressure may require additional advertising and promotional expenditures, the amount and timing of which may be determined in part by the need to respond to the advertising of competitors.

CUSTOMER DEPENDENCE

         No material part of the business of the Company is dependent upon a single customer, or very few customers, the loss of any one of which would have a material adverse effect on the Company.

GOVERNMENT REGULATION

         The Company's restaurants are subject to licensing and regulation by various government agencies, including those dealing with alcohol control, health, sanitation, fire, building, planning, on-site dancing and live entertainment, and local traffic patterns. Delays in obtaining, or denials of, necessary licenses or approvals could have a material adverse impact upon the Company's development of new restaurants and, consequently, the Company's prospects. The Company is also subject to Federal and state laws pertaining to fair labor standards, which govern such matters as working conditions and minimum wages.

         The Company has obtained liquor licenses for all of its present locations, and does not anticipate any difficulty in obtaining liquor licenses in the future. In New Jersey, the number of liquor licenses which may be granted in any one municipality is limited and subject to local regulation. For this reason, the acquisition of a liquor license may be time-consuming, difficult and expensive, and the loss of a liquor license could have a materially adverse impact upon the Company's prospects. In connection with the maintenance of its liquor licenses, the Company is required to notify a local regulatory authority in the event of certain changes in stock ownership of the licensed corporation and changes in management of its New Jersey restaurants.

         Sales of alcoholic beverages represent approximately 20% of the Company's food and beverage revenues. The temporary suspension or permanent loss of any liquor license, or the inability to obtain a liquor license, could have a materially adverse effect on the Company's sales and results of operations.

RESTAURANT MANAGEMENT AND OTHER EMPLOYEES

         As of August 31, 1997, the Company employed 296 persons, of whom 8 were executive and administrative personnel, 19 were managerial employees involved in restaurant operations, 75 were kitchen personnel, and 194 were restaurant service personnel. All of the restaurant service personnel are part-time employees. All non-managerial restaurant employees are paid on an hourly basis. The Company believes that it enjoys generally good relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

         The Company seeks to attract and retain high caliber restaurant managers by providing them with an appropriate balance of autonomy, direction and attractive financial incentives. To those incentives, the Company has developed a management incentive program under which new general managers will work with senior management to prepare quarterly budgets and performance plans for their restaurants. More experienced general managers, who have demonstrated the ability to achieve planned objectives, may be promoted to the district manager level. The Company believes that by providing its general managers and district managers with short and long-term financial incentives, it will continue to attract and retain high caliber personnel. Company policy strongly favors promoting existing non-management employees into management positions. Management trainees must demonstrate their ability in every area of restaurant operations before being considered for promotion.

TRADEMARKS

         The Company is endeavoring to secure federal trademark and service mark rights to the name and mark of "Redheads." A third party has an existing federal service mark registration for "The Redhead" for "nightclub and cocktail lounge services," which could preclude a registration by the Company. It appears, however that the Company made "prior use," and may have a basis to bring a cancellation proceeding with respect to the registered mark. The Company is advised that its prior use of the name and mark protects its use of the name for those restaurants which made such prior use. The Company may be precluded, however, from use of the name and mark in the Chicago, Illinois market for as long as the registrant conducts business there under "The Redhead" name. The Company's current plan is to concentrate growth on the East Coast, and in the Middle Atlantic states in particular, where the first use of the trademark and service mark have been established.

ENVIRONMENTAL COMPLIANCE

         Compliance with federal, state, and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material affect upon the capital expenditures, earnings, or competitive position of the Company.


ITEM 2. DESCRIPTION OF PROPERTIES

         All of the Company's restaurant locations are held under long term leases. The Company's leases generally provide for a fixed base rent plus additional rent based on the level of sales generated by the restaurant. Most of the Company's leases require the Company to pay all or a portion of the costs of owning and operating the premises, including the cost of insurance, taxes and maintenance.

RESTAURANT LOCATIONS

         The following chart sets forth the restaurants as of December 28, 1997 that are currently owned and/or operated by the Company through its wholly-owned corporate subsidiaries, as listed below:


        LOCATION              PRESENT CONCEPT         EST. SEATING            SQ.                    TERM (1)
        --------              ---------------         ------------            ---                    --------
                                                                            FOOTAGE
                                                                            -------
Brooklyn, NY                 Red Robin                    250                 6,500       May 1986 - Jan. 2005
Levittown, NY                Redheads                     340                10,000       Sept. 1993 - Aug. 2013
Yonkers, NY                  Red Robin                    260                 8,400       July 1988 - June 2012
Middletown, NJ               Redheads                     210                 6,000       Apr. 1991 - Mar. 2006
Secaucus, NJ                 Red Robin                    220                 8,250       Oct. 1989 - Sept. 2009

(1) Assumes that the Company exercises all of its extension options.


         The Company's administrative headquarters are located at Fifty South Buckhout Street, Irvington, New York 10533, where the Company leases approximately 4,000 square feet of office space under a month-to-month lease. The monthly lease payment is approximately $2,000, net of taxes, insurance, and maintenance. The Company has been operating from this space since 1997.

         The Company believes that its current facilities are adequate for their present and future intended uses and that its properties are in good condition, well maintained, and adequately insured.


ITEM 3. LEGAL PROCEEDINGS

GENERAL

         Pursuant to the Plan, the Bankruptcy Court retained jurisdiction to hear and determine any objections to claims. Certain prepetition unsecured claims against the Company, subject to resolution and discharge in the Chapter 11 cases, have not been resolved. However pursuant to the Plan, 125,000 shares of the Company's Common Stock are allocated for distribution to all such claimants, and no other stock or assets of the Company may be claimed by such claimants. As a result, the resolution of such disputed claims will not affect the Company.

         The Company is a party to certain litigation pending before the Bankruptcy Court. The first, Magic Restaurants, Inc., et al. v. Nicolo and Joseph Ottomanelli, Adv. Pro. No. 97-54, the company objects to the $75,000 administrative claim filed by the Ottomanellis and seeks damages of $250,000 by way of counterclaim. The Company is also presently appealing an order of the Bankruptcy Court requiring the Company to pay approximately $100,000 to Bowie Produce, Inc., a prepetition produce vendor, pursuant to the Perishable Agricultural Commodities Act ("PACA"). The resolution of these matters is not expected to become final until the latter part of fiscal year 1998. The Company believes that an adverse decision to the Company in each of these matters will not materially affect the Company's operations, and further that it will have sufficient cash available to pay any judgments that may be entered with finality against the Company.

         In July, 1997, Mr. Gallagher, one of the former owners of the Redheads concept, tendered his resignation to the Company and embarked upon design and construction of another concept restaurant named "Jersey Girls." Upon review of the completed facility and discussions with Mr. Gallagher and others, the Company believes that Mr. Gallagher, his partners, his affiliates and the designer, Mr. Greg Sheridan may have infringed upon the trade dress of the Redheads concept. The Company is reviewing the possibility of bringing legal action against the parties believed to be infringing. The Company is unable at this time to determine the likely outcome of this dispute. Failure to obtain injunctive relief against these infringing parties could have a materially adverse effect upon the Company's rights in its proprietary trade dress.

         The Company is required by an order of the Bankruptcy Court, entered into in connection with the Plan, to remove all Red Robin trade dress from its restaurant locations in Secaucus, New Jersey, Yonkers, New York, and Kings Plaza, Brooklyn, on or before December 31, 1997. Failure to remove the trade dress as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company is proceeding with the conversions as directed by the court. As of January 1998 the Yonkers location had been successfully converted, the Secaucus unit was closed for conversion and only the Kings Plaza location was in violation of this order.

         The Company's litigation pending before the Bankruptcy Court regarding Magic Restaurants, Inc., et al. v. Nicolo and Joseph Ottomanelli, Adv. Pro. No. 97-54, was settled in

December 1997. The settlement required The Company to issue to the Ottomanellis 2,500 shares of common stock.

         In January 1998 The Company came to agreement with Mr. Michael Ezzo of Carmella Cafes with regard to a note held by The Company for the March 6, 1995 sale of the Carmella Cafes. The agreement forgives all unpaid interest through Dec. 31, 1997 ($173,821) and reduces the interest rate from 11% to 7% contingent on receipt of all payments due on a timely basis. The note was restructured to 7% with a 20 year term and quarterly payments of $12,990.89 commencing April 30, 1998.

         Other than as discussed in this Item 3, there are no other legal proceedings to which the Company is a party that are material to the Company's business.

POTENTIAL DRAM SHOP LIABILITY

         All restaurants in New Jersey and New York are subject to dram shop legislation which imposes liability on licensed alcoholic beverage servers for injuries or damages caused by their negligent service of alcoholic beverages to a visibly intoxicated person or to a minor, if such service is the proximate cause of the injury or damage and such injury or damage is reasonably foreseeable. Additional restaurants established or acquired by the Company in the future are likely to be subject to similar potential liability in New Jersey and New York or elsewhere. While the Company maintains insurance which it believes is adequate to protect against such liability, there can be no assurance that it will not be subject to a judgment in excess of its insurance coverage or that it will be able to continue to obtain insurance coverage at reasonable costs or at all. The imposition of a judgment substantially in excess of the Company's insurance coverage would have a material adverse effect on the Company. The failure or inability of the Company to maintain insurance coverage could materially and adversely affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company was operating pursuant to the orders of the Bankruptcy Court through May 25, 1997 and did not submit any matters to a vote of the security holders during that period.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock issued pursuant to the Plan has not been publicly traded since the Plan Effective Date. Prior to the Plan Effective Date, the Company's then issued Common Stock was quoted for trading on the NASDAQ (symbol "MGIK"), until it was de-listed on April 10, 1995. Pursuant to its obligations under the Plan, the Company will use reasonable efforts to have the Common Stock quoted for trading on the automated quotation system maintained by the National Quotation Bureau, Inc (symbol "REDH").

         The following table sets forth the quarterly high and low sales prices for the then issued Common Stock of the Company for the two years preceding the May 30, 1997 Plan Effective Date. The source of these quotations is the National Quotations Bureau. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                                                Low                High
                                                                                ---                ----
         1995
         Second quarter................................................         $ 0.01           $ 0.06
         Third quarter.................................................         $ 0.01           $ 0.06
         Fourth quarter................................................         $ 0.01           $ 0.06

         1996..........................................................
         First quarter.................................................         $ 0.01           $ 0.12
         Second quarter................................................         $ 0.01           $ 0.12
         Third quarter.................................................         $ 0.01           $ 0.12
         Fourth quarter................................................         $ 0.01           $ 0.12

         1997
         First quarter (through March 17, 1997)........................         $ 0.01           $ 0.12

HOLDERS

         As of December 28, 1997, there were approximately 324 holders of record of the Company's Common Stock.

DIVIDENDS

         Common Stock. No dividends have been declared in respect of the Company's Common Stock since the April 6, 1995 Petition Date. The Company is not prohibited or restricted from paying dividends on the Common Stock, but the Company does not anticipate paying any dividends to holders of the Company's Common Stock in the foreseeable future.

         Series A 12% Cumulative Convertible Preferred Stock. The Company is obligated to pay dividends to the holders of the Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") that was issued under the Plan at a rate equal to tweleve percent (12%) per annum on the $75 stated value. The dividends are payable annually through the issuance of shares of Common Stock of the Company at a price equal to 80% of the average bid price for the Common Stock during the preceding 12 months. As of August 31, 1997, a total of 28,775 shares of the Series A Preferred Stock was outstanding, and all of such shares were held by Teleferscot International, Ltd., ("Teleferscot"). Any newly issued Series A Preferred Stock will be entitled to dividends on the same terms as the currently outstanding shares of Series A Preferred Stock. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan" for further discussion of the nature and terms of the Series A Preferred Stock.

         R.B.B. of Secaucus and R.B.B. of Yonkers Preferred Stock. Pursuant to the Plan, R.B.B. of Secaucus, Inc. and R.B.B. of Yonkers, Inc. issued 8% Cumulative Exchangeable Preferred Stock (the "Subsidiary Preferred Stock"). Each issuing subsidiary owns and operates the restaurant unit located in the city designated in the corporate name of the particular issuing subsidiary.

         Dividends are payable on the Subsidiary Preferred Stock at a rate of 8% per annum based on the liquidation preference of $75 per share. The dividends are payable semi-annually, to the extent funds are legally available therefor. At the election of the issuing subsidiary such dividends may be paid by issuance of shares of Common Stock of the Company, valued for this purpose at the closing price as of the 10th business day preceding declaration of the dividend. Further, to the extent funds are legally available therefor, on May 30, 2000, May 30, 2001, and May 30, 2002, each issuing subsidiary will offer to purchase, at a cash price equal to $75 per share, plus accrued and unpaid dividends, one-sixth, one-third, and one-half, respectively of the Subsidiary Preferred Stock issued under the Plan; provided, however, that if at any time the closing bid price of the Common Stock exceeds $5 per share for 40 consecutive trading days, any such mandatory repurchase obligation shall expire.

         Levittown Preferred Stock. R.B.B. of Levittown, Inc. has also issued its own 8% Cumulative Exchangeable Preferred Stock (the "Levittown Preferred Stock"). Dividends are payable on the Levittown Preferred Stock in cash at a rate of 8% per annum based on the liquidation preference of $75 per share. The dividends are payable semi-annually, to the extent funds are legally available therefor. Further, to the extent funds are legally available therefor, beginning on May 30, 1998, and monthly thereafter, the Levittown subsidiary will offer to purchase one forty-eighth (1/48) of the shares of the Levittown Preferred Stock issued under the Plan to the holder. The purchase price for such repurchase is equal to the liquidation preference of $75 per share, plus accrued and unpaid dividends.

         For further discussion of certain material terms of the Subsidiary Preferred Stock and the Levittown Preferred Stock, see "Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operation--The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan."

CERTAIN RIGHTS OF PREFERRED SHAREHOLDERS

         The Company's charter provisions forbid mergers or consolidations in which the Company is not the survivor, and certain asset sales, without the consent of holders of a majority of the shares of the Series A Preferred Stock, voting as a single class.

         The Subsidiary Preferred Stock and the Levittown Preferred Stock each provide that if the issuing subsidiary of the preferred stock fails to pay three consecutive semiannual dividends or fails to make one mandatory repurchase, then the holders of such stock in such subsidiary, voting as a single class, shall be entitled to elect one director to the Board of Directors of the issuing subsidiary. Such director will serve until all accrued dividend and mandatory repurchase payments are brought current.

         The certificates of incorporation of the subsidiaries issuing the Subsidiary Preferred Stock each provide that the subsidiary may not create, incur, assume, or otherwise become or be liable for any indebtedness for borrowed money or for the deferred purchase price of property (except to the Company or another subsidiary of the Company).

         The certificate of incorporation of R.B.B. of Levittown provides that it may not create, incur, assume, or otherwise become or be liable for any indebtedness for borrowed money or for the deferred purchase price of property. Further, the charter provides that the issuing subsidiary will not sell, transfer, or dispose of the assets of the subsidiary, except for cash in the ordinary course of business at then fair market value.

         The certificate of incorporation of R.B.B. of Levittown also provides it may not enter into mergers or consolidations in which R.B.B. of Levittown is not the survivor, or into certain asset sales, without the consent of holders of a majority of the shares of the Levittown Preferred Stock, voting as a single class.

         Holders of the Levittown Preferred Stock also have the right, if a default in payment of dividends or mandatory repurchase is uncured for 60 days or if the covenant on incurrence of indebtedness or ownership of the subsidiary assets is breached, to require the Company to deliver to the holder all outstanding shares of common stock of R.B.B. of Levittown, Inc. in exchange for the Levittown Preferred Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data has been derived from the Company's consolidated financial statements. The consolidated financial data set forth below as of July 2, 1995, June 30, 1996, and for the twenty-six week transition period ended December 29, 1996 are derived from the Company's audited financial statements, which have been audited by Cogen Sklar, LLP, the Company's independent certified public accountants. The consolidated financial data for the twenty-six week period ending December 31, 1995 set forth below are derived from the Company's unaudited financial statements.

         The information should be read in conjunction with and is qualified by reference to "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," both of which are included elsewhere in this report.


                    CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                    (AUDITED)       (AUDITED)      (UNAUDITED)      (AUDITED)
                                                    FY ENDED        FY ENDED      26 WKS ENDED    25 WKS ENDED
                                                     7/2/95         06/30/96         12/31/95       12/29/96
                                                    ---------       ---------     ------------    ------------
REVENUES                                           37,184,836       26,458,229     13,769,915       7,700,920
Total Operating Expenses                           46,454,926       29,114,318     14,731,845       8,887,142
Loss from Operations                               (9,269,991)      (2,658,069)      (971,930)     (1,186,222)
Loss Aft. Restruc. & Other Exp.                   (14,234,306)      (6,193,228)    (1,582,341)     (3,126,413)
Per Share Loss from Operations                         ($1.33)          ($0.37)        ($0.13)         ($0.16)
Per Share Loss After Restructuring
  & Other Expenses                                     ($2.04)          ($0.85)        ($0.22)         ($0.43)
Weighted Average Shares used in computing
  loss per Common Share (1)                         6,976,865        7,241,546      7,241,546       7,241,546

--------------------------------------

(1) Pursuant to the Company's confirmed Plan, all shares of Common Stock outstanding prior to the May 30, 1997 effective date of the Plan were canceled and extinguished.

                        CONSOLIDATED BALANCE SHEET DATA

                              (AUDITED)      (AUDITED)       (UNAUDITED)    (AUDITED)
                              FY ENDED       FY ENDED       26 WKS ENDED   26 WKS ENDED
                               7/2/95        06/30/96         12/31/95       12/29/96
                            -----------------------------------------------------------
Cash                            613,289          270,567         173,184         58,332
Current Assets                1,818,873        1,006,585         926,336        432,229
Total Assets                  7,849,183        4,460,831       5,673,895      2,671,864
Current Liabilities          17,901,953       20,896,850      18,254,941     22,234,296
Total Liabilities            19,881,953       22,876,650      20,261,783     24,214,296
Stockholders' Equity
     (Deficit)(1)           (12,232,790)     (18,416,019)    (13,587,888)   (21,542,432)
Working Capital (Deficit)   (16,083,280)     (19,890,065)    (17,328,605)   (21,802,067)

-----------------------------------

(1) Subsequent to the effectiveness of the Plan the Company has accounted for the reorganization using "fresh-start" reporting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Applying principles of "fresh-start" reporting resulted in elimination of the Stockholders' Deficit and $22,435,338 of Total Liabilities against the Company.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company was originally organized as a Delaware corporation on July 14, 1988 under the name Wetherly Ventures Associates, Inc., which name was subsequently changed to Magic Restaurants, Inc. on October 28, 1988, and to Redheads, Inc. on May 30, 1997. The Company owns and operates five casual dining, table service restaurants in New York and New Jersey under the name "Redheads Bistro/Bar" and "Red Robin Burgers & Spirits Emporium."

         Each of the Company's five restaurants is operated through a separate wholly-owned subsidiary of the Company. Those subsidiaries are R.B.B. of Levittown, Inc.; R.B.B. of Brooklyn, Inc.; R.B.B. of Yonkers, Inc.; R.B.B. of Secaucus, Inc.; and R.B.B. of Middletown, Inc.

THE REORGANIZATION PROCEEDINGS; CONFIRMATION AND EFFECTIVENESS OF THE COMPANY'S REORGANIZATION PLAN

         GENERALLY. On April 6, 1995, the Company (then Magic Restaurants, Inc.) and its 17 wholly-owned subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), thereby commencing their Chapter 11 cases (the "Reorganization Cases"). While under the protection of Chapter 11, actions to collect on all claims against the Company that were in existence prior to the filing of the petitions for relief, whether secured or unsecured, were stayed while the Company and its subsidiaries reorganized their businesses as debtors and debtors-in-possession. These claims are reflected in the Company's December 29, 1996 audited balance sheet as "liabilities subject to compromise." Additional claims may arise subsequent to the petition date from rejection of executory contracts and unexpired leases and from determination by the Bankruptcy Court (or otherwise agreed by the claimant) of allowed claims for contingencies and other disputed amounts. The Company received Bankruptcy Court approval to pay or otherwise honor certain of its prepetition obligations, including employee wages, which the Company did primarily in the last quarter of the fiscal year ended July 2, 1995.

         The lack of liquidity that precipitated the Company's Chapter 11 filing stemmed from under-capitalization, the collapse of its stock price, the concomitant inability to obtain equity or debt financing through the public capital markets, rising interest costs of nearly $1 million annually, mounting amortization and accelerations of nearly $4 million in notes payable, high level of general and administrative expenses, and delays in closing several unprofitable restaurant locations.

         POSTPETITION FINANCING. Pursuant to several orders of the Bankruptcy Court following commencement of the Reorganization Cases, the Company was authorized to continue to use "cash collateral" in the ordinary course of its business. Pursuant to these Orders, and as protection of certain secured creditors' interests in such cash collateral, these secured creditors were granted replacement liens on the postpetition accounts and inventory of the Company and its subsidiaries to the extent of their use of the cash collateral.

         On the Petition Date, the Company filed a motion for an order authorizing it to obtain up to $1.5 million in credit through the issuance of certain debt securities (the "Postpetition Senior Secured Notes"). The Bankruptcy Court entered an order authorizing such debt. The order was subsequently amended to authorize the issuance of up to $2.5 million in Postpetition Senior Secured Notes. A total of $2.5 million was advanced during the Company's reorganization through the issuance of these Postpetition Senior Secured Notes.

         The Postpetition Senior Notes, among other things, (a) carried an interest rate of 12 percent (12%) per annum; (b) allowed for the payment of up to a ten percent commission on borrowings to "finders" or broker representatives of noteholders; (c) constituted administrative superpriority claims; and (d) liens on all the Company's assets, junior only to valid preexisting liens existing as of the Petition Date.

         OPERATIONAL RESTRUCTURING OF THE BUSINESS. The operational problems encountered by the Company prior to filing Chapter 11 increased in the first several months following the filing. Once the Company filed for Chapter 11 relief, sales dropped significantly. In addition, some of the Company's employees left the Company and were hired by the Company's direct competition. Finding replacements for these employees took substantial time, and generally required training and promotion of in-house talent. As a result of these problems, same store sales for the Red Robin restaurants were nearly 17% lower in 1995 than the prior year's sales levels. Similarly, same store sales for The American Cafe restaurants were down in 1995 approximately 8% from the prior year's sales levels.

         To turn around the Company's operating business, the new management team implemented hundreds of corrective changes at both the corporate and unit levels, including: food cost factors, training and personnel factors, service improvements, staff and overhead reductions, outsourcing of certain service needs, point-of-sale equipment upgrades, and new marketing efforts. As a result, same store sales at several of the Red Robin locations by the end of fiscal year ended June 30, 1996 were even with, or ahead of, the previous year's sales.

         SELECTION AND PURCHASE OF THE REDHEADS CONCEPT. In September of 1996 the Company began redirecting its strategic focus towards development, ownership, and operation of a multi-unit, mid-scale, casual dining concept operating under the name Redheads Bistro/Bar. In furtherance of this strategic redirection, during the twenty-six week transition period ended December 29, 1996, the Company ceased all restaurant operations under The American Cafe concept, closed down two marginal Red Robin restaurants in Smithhaven and Staten Island New York, and caused the restaurant in Levittown, New York, formerly operating as a Red Robin restaurant, to be converted to a Redheads Bistro/Bar. Pursuant to an agreement with Red Robin International, entered into in connection with consummation of the Plan, the Company is required to cease operating its three restaurants in Yonkers, New York, Secaucus, New Jersey, and Kings Plaza Brooklyn, New York as Red Robin restaurants by no later than December 31, 1997. The Company intends to cause each of these three restaurants to be converted to a Redheads Bistro/Bar in accordance with that agreement. Failure to remove the trade dress as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company is proceeding with the conversions as directed by the court. As of January 1998 the Yonkers location had been successfully converted, the Secaucus unit was closed for conversion and only the Kings Plaza location was in violation of this order.

         On June 11, 1997 the Bankruptcy Court overseeing the Chapter 11 cases of Red One, Inc., Mr. Gallagher entered an order authorizing the sale of the Redheads Bistro/Bar concept and the Middletown Redheads Bistro/Bar facility to the Company. The Company purchased the trade name, trade dress elements, and all related intellectual property rights in the Redheads Bistro/Bar concept for $100,000, and purchased the Middletown Redheads Bistro/Bar for $175,000 cash, plus assumption of the underlying lease. The closing of this sale occurred on June 23, 1997, and ownership of the Redheads concept and the Middletown Redheads Bistro/Bar transferred to the

Company. No appeals of the order authorizing the sale were filed, and the property was transferred, by the Bankruptcy Court order, free and clear of all liens, claims, and encumbrances.

         THE REORGANIZATION PLAN. By order of the Bankruptcy Court entered on December 30, 1997, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization. The Plan became effective by its terms on May 30, 1997. Prior to such date the Company's name was changed to Redheads, Inc. The Plan addressed the treatment of all claims against and equity interests in the Company through the Plan Effective Date in the following manner:

         Postpetition Series A Notes. The holders of $2,520,000 of the Postpetition Series A Notes received 1,896,983 shares of the Company's Common Stock in exchange for their notes and interest due of approximately $325,000.

         Postpetition Series B Notes. Teleferscot, the holder of $1,700,000 in Postpetition Series B Notes received 23,442 shares of the Company's newly issued 12% Series A Preferred Stock (MRI) in exchange for the notes and interest due of approximately $58,150. The holder of the Series A Preferred Stock is authorized under the terms thereof to exchange one share of Series A Preferred Stock for
(a) 5 shares of Common Stock through May 30, 1998, (b) 3.75 shares of Common Stock from May 31, 1998 through May 30, 1999, and (c) 3 shares of Common Stock from May 31, 1999 through May 30, 2000. The Series A Preferred Stock carries a $75 liquidation preference per share (plus accrued and unpaid dividends) and is callable by the Company at any time at the liquidation preference price. The 12% Series A Preferred Stock also grants the Company an option to repurchase a percentage of the Series A Preferred Stock, each year, at $75 per share commencing on May 30, 2000. If the Company exercised all such options it would retire the Series A Preferred Stock by May 30, 2004.

         Postpetition Liabilities. Approximately $1,882,000 of postpetition liabilities were exchanged for 5,333 shares of newly issued 8% Subsidiary Preferred Stock and 213,760 shares of newly issued Common Stock. The holders of the Subsidiary Preferred Stock are authorized under the terms thereof (with the Company's consent), to exchange one share of Preferred Stock for (a) 5 shares of Common Stock through May 30, 1998, (b) 3.75 shares of Common Stock through May 30, 1999, and (c) 3 shares of Common Stock through May 30, 2000. The Subsidiary Preferred Stock carries a $75 liquidation preference per share (plus accrued and unpaid dividends) and is callable by the Company at any time at the liquidation preference price. The present holder of all Subsidiary Preferred Stock is Red Robin International, which holds 1,778 shares of Subsidiary Preferred Stock of R.B.B. of Secaucus, Inc., 1,777 shares of R.B.B. of Yonkers, Inc. and 1,777 shares of R.B.B. of Levittown, Inc.

         Secured Claims. Secured claims of approximately $1,207,000 (including interest of approximately $197,000) were exchanged for payables of $209,000 in cash, and 11,333 shares of Levittown Preferred Stock. The present holder of this 8% Levittown Preferred Stock is Keybro Enterprises, Inc., with 11,333 shares.

         Trade and Other Miscellaneous Claims. The holders of approximately $13,456,000 of trade and miscellaneous claims received 125,000 shares of Common Stock of the Company, to be shared pro rata among certain of the claimants. Approximately $26,000 of these liabilities were not discharged in bankruptcy.

         Pre-Plan Effective Date Equity Interests. All equity interests outstanding prior to the Plan Effective Date were canceled and extinguished without compensation.

         Other Disputed Postpetition Claims. The Company is a party to certain litigation pending before the Bankruptcy Court. In the first, Magic Restaurants, Inc., et al. v. Nicolo and Joseph Ottomanelli, Adv. Pro. No. 97-54, the Company objects to the $75,000 administrative claim filed by the Ottomanellis and seeks damages of $250,000 by way of counterclaim. The Company is also presently appealing an order of the Bankruptcy Court requiring the Company to pay approximately $100,000 to Bowie Produce, Inc., a prepetition produce vendor, pursuant to the Perishable Agricultural Commodities Act ("PACA"). The resolution of these matters is not expected to become final until the latter part of fiscal year 1998. The Company believes that an adverse decision to the Company in each of these matters will not materially affect the Company's operations, and further that it will have sufficient cash available to pay any judgments that may be entered with finality against the Company. The Company's litigation pending before the Bankruptcy Court regarding Magic Restaurants, Inc., et al. v. Nicolo and Joseph Ottomanelli, Adv. Pro. No. 97-54, was settled in December 1997. The settlement required The Company to issue to the Ottomanellis 2,500 shares of common stock.

THE REDHEADS PURCHASE

         Central to the Company's restructuring strategy was acquisition of the Redheads Bistro/Bar concept from its owners, Red One, Inc., a New Jersey corporation and J. Michael Gallagher. Red One, Inc. and Mr. Gallagher were operating under Chapter 11. On June 11, the Bankruptcy Court overseeing the Chapter 11 cases of Red One, Inc., and Mr. Gallagher entered an order authorizing the sale of the Redheads concept and the Middletown Redheads Bistro/Bar in Middletown, New Jersey, to the Company. The Company purchased the trade name, trade dress elements, and all related intellectual property rights in the Redheads concept for $100,000, and purchased the Middletown Redheads Bistro/Bar for $175,000 cash, plus assumption of the underlying lease. The sale closed on June 23, 1997, and ownership of the Redheads Bistro/Bar concept and the Middletown Redheads Bistro/Bar were transferred to the Company. No appeals of the order authorizing the sale were filed, and the property was transferred, by Court order, free and clear of all liens, claims, and encumbrances.

SUMMARY OF HISTORICAL RESULTS OF OPERATIONS

         The table that follows sets forth for the periods indicated the Company's statements of operations, with operating expenses, loss, and other income or expense items listed as a percentage of total revenues for such periods:



                                                             (AUDITED)                          (UNAUDITED)
                                                              26 WEEKS                           26 WEEKS
                                                          DECEMBER 29, 1996                   DECEMBER 31, 1995
                                                     ---------------------------         --------------------------
SALES                                                        7,700,920    100.00%               13,759,915   100.00%

COST OF SALES                                                2,279,267    -29.60%                4,008,818   -29.13%
                                                      ----------------                   -----------------
GROSS PROFIT                                                 5,421,653     70.40%                9,751,297    70.87%
                                                      ----------------                   -----------------
OPERATING EXPENSES
    Labor costs                                              2,741,441     35.60%                4,855,091    35.28%
    Occupancy costs                                            990,332     12.88%                1,835,618    13.34%
    General and administrative expenses                      2,530,950     32.87%                3,410,479    24.79%
    Depreciation                                               345,152      4.48%                  621,839     4.52%
                                                      ----------------                   -----------------
    TOTAL OPERATING EXPENSES                                 6,607,875     85.81%               10,723,227    77.93%
                                                      ----------------                   -----------------
INCOME (LOSS) FROM OPERATIONS                               (1,186,222)   -15.40%                 (971,930)   -7.06%
                                                      ----------------                   -----------------
OTHER INCOME (EXPENSE)
    Interest income (expense)                                 (333,699)    -4.33%                 (212,886)   -1.55%
    Other income (expense) net                                (151,146)    -1.96%                   90,555     0.66%
                                                      ----------------                   -----------------
    TOTAL OTHER INCOME (EXPENSE)                              (484,845)    -6.30%                 (122,132)   -0.89%
                                                      ----------------                   -----------------
REORGANIZATION EXPENSES
    Professional fees                                         (102,285)    -1.33%                 (488,279)   -3.55%
    Loss on abandonment or disposal of restaurants          (1,353,050)   -17.57%                        0     0.00%
    Closing of American Cafe restaurants                             0      0.00%                        0     0.00%
                                                      ----------------                   -----------------
    TOTAL REORGANIZATION EXPENSES                           (1,455,345)   -18.90%                 (488,279)   -3.55%
                                                      ----------------                   -----------------
    NET INCOME (LOSS)                                       (3,126,413)   -40.60%               (1,582,341)  -11.50%
                                                      ================                   =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                              7,244,000                           6,976,885
                                                      ================                   =================
INCOME (LOSS) PER COMMON SHARE                                  $(0.43)                             $(0.23)
                                                      ================                   =================
RESTAURANTS OPEN AT BEGINNING OF PERIOD                             15                                  15

RESTAURANTS OPENED IN PERIOD                                         1                                   1

RESTAURANTS CLOSED IN PERIOD                                        12                                   2

RESTAURANTS OPEN AT END OF PERIOD                                    4                                  14


                                                      (AUDITED)                    (AUDITED)
                                                         52 WEEKS                      52 WEEKS
                                                      JUNE 30, 1996                 JULY 2, 1995
                                                    ------------------------------------------------------
SALES                                                26,456,229     100.00%        37,184,935     100.00%
COST OF SALES                                         7,823,258      29.57%        10,735,704      28.87%
                                                   ------------                  ------------
GROSS PROFIT                                         18,632,971      70.43%        26,449,231      71.13%
                                                   ------------                  ------------

OPERATING EXPENSES
     Labor costs                                      9,327,255      35.28%        13,746,467      36.97%
     Occupancy costs                                  3,486,573      13.16%         5,039,140      13.55%
     General and administrative expenses              7,378,225      27.89%        15,385,737      41.38%
     Depreciation                                     1,099,007       4.15%         1,547,878       4.16%
                                                   ------------                  ------------
     TOTAL OPERATING EXPENSES                        21,291,060      80.48%        35,719,222      96.06%
                                                   ------------                  ------------
INCOME (LOSS) FROM OPERATIONS                        (2,658,089)    -10.05%        (9,269,991)    -24.93%
                                                   ------------                  ------------
OTHER INCOME (EXPENSE)
     Interest income (expense)                         (514,725)     -1.95%          (832,729)     -2.24%
     Other income (expense) net                         239,900       0.91%           628,891       1.69%
                                                   ------------                  ------------
     TOTAL OTHER INCOME (EXPENSE)                      (274,825)     -1.04%          (203,838)     -0.55%
                                                   ------------                  ------------

REORGANIZATION EXPENSES
     Professional fees                                 (859,155)     -3.25%                 0       0.00%
     Loss on abandonment or disposal of
          restaurants                                         0       0.00%        (1,589,417)     -4.27%
     Closing of American Cafe restaurants            (2,391,159)     -9.04%                 0       0.00%
     Write off goodwill                                       0       0.00%        (3,171,060)     -8.53%
                                                   ------------                  ------------
     TOTAL OTHER INCOME (EXPENSE)                    (3,250,314)    -12.29%        (4,760,477)    -12.80%
                                                   ------------                  ------------
     NET INCOME (LOSS)                              $(6,183,228)    -23.37%      $(14,234,306)    -38.28%
                                                   ============                  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                      7,244,000                     6,978,865
                                                   ============                  ============

INCOME (LOSS) PER COMMON SHARE                           $(0.85)                       $(2.04)
                                                   ============                  ============

RESTAURANTS OPEN AT BEGINNING OF PERIOD                      15                            26
RESTAURANTS OPENED IN PERIOD                                  2                             2
RESTAURANTS CLOSED IN PERIOD                                  2                            13
RESTAURANTS OPEN AT END OF PERIOD                            15                            15

COMPARISON OF THE TWENTY-SIX WEEK PERIODS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995

         Total revenues decreased $6,058,995 or 44% to $7,700,920 for the twenty-six week transition period ended December 29, 1996 (the "1996 Period") from $13,759,915 for the twenty-six weeks ended December 31, 1995 (the "1995 Period"). The decrease was attributable primarily to the closure of the Company's nine The American Cafe restaurants in the 1996 period. Alcoholic beverage revenues, as a percentage of food and beverage revenues, were 18% for the 1996 period compared to 16% for the comparable 1995 period. This reflects the effects of the closure of The American Cafe, which averaged lesser liquor sales volume than did the Red Robin restaurants.

         Food and beverage expense decreased $1,729,352 or 43% to $2,279,267 for the 1996 Period from $4,008,618 for the comparable 1995 Period, principally as a result of the closure of The American Cafe units. Food and beverage expenses as a percentage of food and beverage revenues were 29.6% and 29.1% for the 1996 Period and the 1995 Period, respectively.

         Labor costs and related expenses decreased $2,113,650 or 43.5% to $2,741,441 for the 1996 Period from $4,855,091 for the comparable 1995 Period, primarily because of the closure of The American Cafe, but also because of improved productivity, scheduling, and training. Restaurant labor expenses as a percentage of revenues increased slightly to 35.6% in the 1996 Period from 35.3% in the 1995 Period primarily due to the high labor cost associated with the opening of the Levittown, New York Redhead Bistro/Bar concept.

         Restaurant occupancy expenses decreased $845,486 or 46.1% to $990,332 for the 1996 Period from $1,835,818 for the 1995 Period, primarily because of the closure of The American Cafe units. The higher occupancy charges relative to sales at The American Cafe also contributed to the lower restaurant occupancy expenses as a percentage of revenues once these units were closed. In the 1996 period, restaurant occupancy charges as a percentage of revenues decreased to 12.8% from 13.3% in the 1995 Period.

         General and administrative expenses decreased $879,529 or 25.8% to $2,530,950 for the 1996 Period from $3,410,479 for the 1995 Period. This decrease reflects the effects of the consolidation and streamlining of the Company's operations. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent, and corporate overhead expenses. General and administrative expenses as a percentage of revenues increased to 32.8% in the 1996 Period from 24.8% in the 1995 Period, primarily because of the increased costs associated with the closure of The American Cafe units, the start-up of the Redheads concept, and the work associated with preparing for conversion of the Company's remaining restaurant units.

         Depreciation and amortization expense decreased $276,687 or 44.5% to $345,152 for the 1996 Period from $621,839 for the 1995 Period, primarily as a result of the Company's divestiture of The American Cafe units.

         Interest expense-net increased $121,013 or 57% to $333,699 for the 1996 Period from $212,686 for the 1995 Period, principally as a result of the interest expense accrued in connection with loan advances made to the Company during the Company's Chapter 11 case by certain postpetition lenders, the principal amount of which exceeded $2.9 million as of the end of the 1996 Period. Interest expense-net as a percentage of revenues increased to 4.3% in the 1996 Period from 1.6% in the 1995 Period.

         Other income (expense) increased $241,701 or 266.9% to $(151,146) for the 1996 Period from $90,555 for the 1995 Period, primarily resulting from the closure of The American Cafe units. The benefits of the closure were offset in part by the increased expenses associated with their closure, as well as to increased operating costs in the 1996 Period associated with the training, systems development, and start-up of the Redheads Bistro/Bar concept during that period and the conversion of the Levittown, New York location to the Redheads Bistro/Bar concept. Other expenses as a percentage of revenues increased to 2.0% (expense) in the 1996 Period from .6% (income) in the 1995 Period.

         Restructuring expenses, primarily professionals in the Company's Chapter 11 case, decreased $385,984 or 79.1% to $102,966 in the 1996 Period from $488,279 in the 1995 Period. The high costs of administering the Company's Chapter 11 case during the 1996 Period occurred when the Company was engaged in a number of highly contested proceedings as it moved towards confirmation in the 1996 Period of its Plan kept restructuring expenses at an elevated level in the 1996 Period. The higher legal costs were offset by the termination of a consulting contract for restaurant management services during 1996 resulting in lower overall restructuring expenses. Restructuring expenses as a percentage of revenues increased to (1.3%) in the 1996 Period from 3.6% in the 1995 Period.

         The Company recognized a loss on disposal of restaurants in the 1996 Period of $1,353,050, primarily from the closure of The American Cafe units and the Staten Island and Smithhaven Red Robin locations.

         The Company's net loss for the 1996 Period was $3,126,413, as compared to a net loss of $1,582,341 for the 1995 Period. The increase, 97.6%, was primarily attributable to the loss and increased expenses associated with the closure of The American Cafe units and the increased expense associated with the start-up of the Redheads concept and the conversion of the Levittown location to a Redheads Bistro/BarThe loss as a percentage of . The loss as a percentage of revenue increased to 40.6% in the 1996 Period from 11.5% in the 1995 Period.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 1996 TO THE FISCAL YEAR ENDED JULY 2, 1995

         Total revenues decreased $10,728,706 or 29% to $26,456,229 in fiscal year ended June 30, 1996 ("Fiscal Year 1996") from $37,184,935 in the fiscal year ended July 2, 1995 ("Fiscal Year 1995"). Total Operating expense decreased $14,428,162 or 40% to $21,291,060 in Fiscal Year 1996 from $37,184,935 in the
Fiscal Year 1995. Loss from operations decreased $6,611,902 or 71% to $2,658,089 in Fiscal Year 1996 from $9,269,991 in the Fiscal Year 1995. The decreases were attributable primarily to the sale by the Company in March, 1995 of its five

Carmella's Cafe units, the prepetition closure of six The American Cafe units the closure of two Red Robin units and cost control measures put in place by new management.

         Food and beverage expense decreased $2,912,446 or 27% to $7,823,258 for Fiscal Year 1996 from $10,735,704 for Fiscal Year 1995, principally as a result of the decreased sales volumes caused by the closure of 13 restaurants by the end of Fiscal Year 1995. Food and beverage expenses as a percentage of food and beverage revenues were 29.6% in Fiscal Year 1996 compared with 28.9% in Fiscal Year 1995, reflecting the increased weighted average of sales in The American Cafe units (which maintained higher food costs percentages) following the closure of two Red Robin and five Carmella's Cafe restaurant units.

         Restaurant labor and related expenses decreased $4,419,212 or 32% to $9,327,255 in Fiscal Year 1996 from $13,746,467 in Fiscal Year 1995, primarily because of the many unit closures that had been effected by the end of Fiscal Year 1995, but also because of improved productivity, scheduling, and training. Restaurant labor expenses as a percentage of revenues decreased to 35.3% in Fiscal Year 1996 from 37.0% in Fiscal Year 1995.

         Restaurant occupancy expenses decreased $1,552,567 or 32.2% to $3,486,573 in Fiscal Year 1996 from $5,039,140 in Fiscal Year 1995, primarily because of the many unit closures that had been effected in Fiscal Year 1995. In the 1996 period, restaurant occupancy charges as a percentage of revenues decreased to 13.2% from 13.6% in the 1995 Period.

         General and administrative expenses decreased $8,007,512 or 52% to $7,378,225 in Fiscal Year 1996 from $15,385,737 in Fiscal Year 1995. This decrease reflects the immediate impact management had on eliminating wasteful general and administrative expenses upon their succeeding prior management in April, 1995 at the commencement of the Company's Chapter 11 cases. General and administrative expenses as a percentage of revenues decreased to 27.9% in Fiscal Year 1996 from 41.4% in Fiscal Year 1995.

         Depreciation and amortization expense decreased $448,871 or 29% to $1,099,007 in Fiscal Year 1996 from $1,547,878 in Fiscal Year 1995, primarily as a result of the Company's divestiture of a number of units in Fiscal Year 1995.

         Interest expense-net decreased $318,004 or 38.2% to $514,725 in Fiscal Year 1996 from $832,729 in Fiscal Year 1995, principally as a result of the paydown of certain secured loans prepetition and the cessation of certain interest payable obligations upon the commencement of the Company's Chapter 11 case. Interest expense-net as a percentage of revenues decreased to 2.0% in Fiscal Year 1996 from 2.3% in Fiscal Year 1995.

         Other income (expense) decreased $388,991 or 61.9% to $239,900 in Fiscal Year 1996 from $628,891 in Fiscal Year 1995, primarily because of the unit closures effected by the end of Fiscal Year 1995. Other operating expenses as a percentage of revenues decreased to .9% in the 1996 Period from 1.7% in the 1995 Period. A significant portion of this decrease is attributable to the loss of banquet related income lost with the closure of The American Cafes.

         Restructuring expenses, primarily representing the fees and expenses of professionals and restaurant management consultants employed in the Company's Chapter 11 case, were $859,155 in Fiscal Year 1996. The Company has not employed any restaurant consultants since February, 1996.

         The Company recognized a loss on disposal of restaurants $1,589,417 in Fiscal Year 1995 from the sale, closure, or liquidation of the Carmella restaurant units and certain other assets of the Company. This represented 4.3% of revenue.

         The Company recognized a loss on the closing of The American Cafe Restaurants of $2,391,159 in Fiscal Year 1996, this represented 9% of revenue.

         The Company recognized a loss on the write off of goodwill of $3,171,060 relating to the sale, closure, or liquidation of restaurants and other assets of the Company in Fiscal Year 1995. This represented 8.5% of revenue.

         The Company's net loss in Fiscal Year 1996 was $6,183,228 as compared to a net loss of $14,234,306 in Fiscal Year 1995. This represents an $8,051,078, or 56.6% decrease in net loss which reflects the substantial benefit brought to bear by the new management team appointed at the outset of the Company's Chapter 11 case.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Since inception, the Company has incurred losses from operations. As of December 29, 1996, the Company had an accumulated deficit of $35,437,302. During the Transition Period ended December 29, 1996, net cash flow used in operations totaled $1,190,717.

         As of December 26, 1996, the Company had negative working capital of $21,802,066, as compared to negative working capital of $19,890,065 as of June 30, 1996.

         The Company has, upon the effectiveness of its confirmed Plan, accounted for the reorganization using "fresh-start" reporting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Application of the principles of "fresh-start" reporting resulted in elimination of the stockholders' deficit and caused $22,435,338 of total liabilities to be extinguished, as provided specifically in the Plan itself. See"-- The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan" for further discussion of the consequences of the Plan's confirmation and effectiveness.

         The Company does not have trade accounts receivable, since sales are for cash or by credit card receipts, which are usually paid within one week. The Company does not maintain substantial inventories due to the relatively brief shelf life and frequent turnover of food products and liquor. The restaurants receive deliveries of food and liquor no less frequently than every other day. Additionally, the Company has been able to obtain modest amounts of trade credit for purchasing food, liquor, and restaurant supplies.

         Increases in food and labor costs and interest rates can have a direct affect on the Company's operations. The Company believe it has responded appropriately to such increases, some of which are passed through to the consumer. The federal minimum wage required to be paid to employees has increased, however many of the Company's employees are paid hourly rates higher than the federal minimum wage.

         The Company's current leases require, and future leases may require, the Company to pay taxes, maintenance, insurance, repairs and utility costs which are also subject to inflation, and in addition, some leases contain, and future leases may contain, escalations of annual rentals based upon limited increases in specific cost-of-living indices, none of which are controllable by the Company.

         Increases in interest rates will adversely affect the Company's ability to obtain financing necessary for the establishment of additional restaurants and additional working capital needs.

         INVESTING ACTIVITIES. In August, 1996, the Company caused its Red Robin restaurant unit in Levittown, New York to be converted to a Redheads Bistro/Bar. This first unit conversion by the Company to the Redheads Bistro/Bar concept cost the Company approximately $60 per square foot or approximately $468,000.

         The Company is required by an order of the Bankruptcy Court, entered into in connection with the Plan, to remove all Red Robin trade dress from its restaurant locations in Secaucus, New Jersey, Yonkers, New York, and Kings Plaza, Brooklyn, on or before December 31, 1997. Failure to remove the trade dress as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company is proceeding with the conversions of these three units to the Redheads Bistro/Bar concept. Failure to remove the trade dress as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company is proceeding with the conversions as directed by the court. As of January 1998 the Yonkers location had been successfully converted, the Secaucus unit was closed for conversion and only the Kings Plaza location was in violation of this order.

         FINANCING ACTIVITIES. To fund these units' conversion to the Redheads Bistro/Bar concept, as well as other costs, the Company obtained a funding commitment from Teleferscot to provide up to $3.5 million. Through confirmation and effectiveness of the Plan, the Company received approximately $2,100,000 of the committed funding. The Company presently intends to draw down on the remaining amount available under commitment in order to fund the remaining unit conversions to the Redheads Bistro/Bar concept. The Company believes that the remaining committed funds will be sufficient to enable the Company to convert all three restaurant units to the Redheads Bistro/Bar concept and, additionally, to supply the Company with sufficient cash (along with cash from operations) to meet its normal obligations in the ordinary course of business, including the obligations owing to taxing authorities under the Plan. In exchange for each $75 drawn down under the funding commitment, Teleferscot will receive 1 additional share of the Company's Series A Preferred Stock.

         Before the filing of the Chapter 11 case, the Company funded its growth, operating losses, and expansion costs primarily through a combination of public and private offerings of debt and equity, through bank loans, and operating cash flows, including the continued modest extensions of trade credit to the Company. To fund the Company's losses during the Chapter 11 case, the Company relied primarily upon the issuance of Bankruptcy Court approved debtor-in-possession secured loans, of which a total of nearly $2.5 million was advanced between the April 6, 1995 Petition Date and the close of the Transition Period ended December 29, 1996.

         It is management's belief that profitability will be achieved by opening or acquiring additional restaurants to provide an expanding revenue base to absorb fixed corporate overhead charges. The Company anticipates that revenues will exceed the increased expenditures associated with the construction and acquisition of additional restaurants.

         The poor performance of any one restaurant could have a materially adverse effect upon the financial condition of the Company. However, the Company believes, although there can be no assurance, that the adverse effect of the results of any one restaurant will diminish as the number of restaurants operated by the Company increases. While the Company believes that management efficiencies and marketing strategies will limit declines in existing store revenues, there can be no assurance that future declines in existing restaurant revenues will not occur and adversely affect the Company.

         The Company anticipates that it will require substantial additional debt or equity capital to fund the Company's expansion plans, which contemplate the opening of at least one new Redheads Bistro/Bar restaurant each quarter. The inability of the Company to obtain such additional financing will result in the curtailment by the Company of its expansion activities and further restructuring or downsizing of the Company's operations.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     Page(s)

Report of Independent Certified Public Accountants..............................


Consolidated Balance Sheet......................................................


Consolidated Statement of Operations............................................


Consolidated Statement of Cash Flows............................................


Consolidated Statement of Changes in Stockholders' Equity.......................


Notes to Consolidated Financial Statements......................................



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              In May, 1996, the Board of Directors of the Company determined that it would be in the best interests of the Company to terminate the services of its independent accountant Most Harowitz & Co., which acted as its independent accountant with respect to the fiscal year ended July 3, 1994. The Board of Directors also decided to retain the firm of Cogen Sklar LLP to be its independent accountants for the fiscal year ending July 2, 1995. The dismissal of Most Harowitz & Co. was recommended and approved by the Board of Directors of the Company and is not the result of any disagreement with Most Harowitz & Co. on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

     No report has been issued since the report by Most Harowitz & Co., for the fiscal year ending July 3, 1994 which contained an adverse opinion or a disclaimer of opinion, or was qualified or, modified as to uncertainty, audit scope, or accounting principles.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

NAME                                                      AGE          POSITION
----                                                      ---          --------

Charles O. Olson, Jr.(2).............................     40           President, Chief Executive Officer & Director
David C. Sederholt...................................     46           Executive Vice President & Chief Operating
                                                                       Officer, Secretary
A. Keith Hebert .....................................     38           Vice President - Director of Operations
Pierpaolo Matteuzzi (2)..............................     45           Director
John E. McConnaughy, Jr. (1) (2).....................     67           Director
Julio Pasini (1).....................................     43           Director

(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee


         CHARLES O. OLSON, JR. Mr. Olson was elected a director of the Company at its annual meeting held on July 21, 1994 and has served as its President since April 6, 1995, the Petition Date. He has been, since January 1994, a principal of RehCam Investments, a private Houston, Texas investment firm. He has also been, since 1987, the sole principal of Rye Management, Inc., a financial consulting firm. Until October 1993, Mr. Olson served for more than five years as President of Capital Holdings, Inc., a private financial management firm in Houston. Mr. Olson received a B.A. (Accounting) from the University of Houston in 1981. He is currently on the Board of Directors of SLB Snacks Corporation.

         DAVID C. SEDERHOLT. Mr. Sederholt joined the Company as Executive Vice President and Chief Operating Officer in July, 1997. From 1991 until joining the Company, Mr. Sederholt served as President and Chief Operating Officer of Rattlesnake Holding Co., Inc. and its subsidiary Rattlesnake Grill Restaurants. Mr. Sederholt co-founded and developed the Rattlesnake concept in 1991. Mr. Sederholt was responsible for the reduction of labor and food cost through creation and continual modification of the menu, while furthering the market identity of the concept. Mr. Sederholt additionally served as Chief Financial Officer at Rattlesnake from 1992 to 1996. From 1986 through 1991, Mr. Sederholt served as Managing Partner of Atlantic Professional Resources, Inc., a management and marketing consulting firm serving the foodservice and hospitality industries. From 1983 through 1986, he served as Corporate Director of Food and Beverage for Huckleberry's restaurants, a multi-unit company with restaurants in New York, Connecticut, and Florida. Mr. Sederholt received a B.S. (Biology and Chemistry) from Pace University.

         A. KEITH HEBERT. Mr. Hebert has served as Vice President - Director of Operations since joining the Company in July, 1995. From 1982 to 1986 Mr. Hebert operated his own restaurant,

Checkers Pizza, which he sold in 1986. From 1986 to 1989 Mr. Hebert acted as Regional Director for Nachos (now known as Two Pesos) restaurant in Houston, Texas. Mr. Hebert joined the Casa Ole/Crazy Jose's chain of restaurants in 1990 and, until joining the Company, served in various positions of increasing responsibility eventually being appointed vice president.

         PIERPAOLO MATTEUZZI. Mr. Matteuzzi became a director of the Company in 1997. Mr. Matteuzzi has served since 1987 as managing director of Sogevalor, S.A., a Swiss portfolio managing company. In the 12 years prior to joining Sogevalor, Matteuzzi ascended to senior management of an international finance department in a major Swiss bank.

         JOHN E. MCCONNAUGHY, JR. Mr. McConnaughy became a director of the Company in 1997. Until 1994, Mr. McConnaughy was Chairman of the Board and Chief Executive Officer of GEO International Corporation, a New York Stock Exchange company specializing in graphic systems, quality laboratories, and oil field equipment and services. He remains a director of GEO International Corporation. From 1969 until 1985, Mr. McConnaughy served as Chairman of the Board and Chief Executive Officer of Peabody International Corporation. During his tenure at Peabody, the company's sales grew from approximately $23 million to $850 million. He was named outstanding Chief Executive Officer for his industry group (Environmental Control) by Financial World Magazine in 1975, 1976, and 1978. He is currently on the Board of Directors of Mego Corporation, Transact International, Inc., Pets Choice, Ltd., Cryptologics International, Inc., Pantopec International, Inc., Oxi-Gene, Inc., and Riddell, Inc. He also serves on the Board of Trustees of Strang Cancer Prevention Center and the Harlem School for the Arts. Mr. McConnaughy has been a director of the Company since the Plan Effective Date.

         JULIO M.V. PASINI. Mr. Pasini became a director of the Company in 1997. Mr. Pasini has been Chief Executive Officer of Dumont Investments, Inc. since its inception in January 1996. Dumont Investments, Inc. is a money management company with investments in the USA. Prior to joining Dumont Mr. Pasini was at Swiss Bank Corporation holding a variety of positions in Financial Institutions and Capital Markets, culminating with the global responsibility of developing and servicing relationships with Italian banks and investment funds.

         Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

BOARD COMMITTEES

         Audit Committee. The Audit Committee of the Board of Directors (i) review the results and scope of the annual audit and other services provided by the Company's independent auditors, (ii) reviews and evaluates the Company's internal audit and control functions and (iii) monitors transactions between the Company and its employees, officers and directors. Charles Olson, Jr., Pierpaolo Matteuzzi and John McConnaughy, Jr. are members of the Audit Committee.

         Compensation Committee. The Compensation Committee of the Board of Directors administers the Company's stock option and stock purchase plans and designates compensation levels for the Company's executive officers and directors. Julio Pasini and John McConnaughy, Jr. are members of the Compensation Committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than ten percent of the Company's Common Stock or the Company's Preferred Stock, to file reports of ownership and changes in ownership with the Commission. During the entire Transition Period the Company was operating under Chapter 11 and none of the persons serving as officers and directors filed any reports under Section 16(a) of the Exchange Act.

COMPENSATION OF DIRECTORS

         Until otherwise authorized, the directors of the Company are not paid or reimbursed for out-of-pocket expenses for each Board meeting attended by such director. During the period from July 1, 1995 to December 31, 1995 none of the directors were compensated for any service provided as a director.

LIMITATION OF DIRECTORS' LIABILITY; INDEMNIFICATION OF DIRECTORS AND OFFICERS

         The Restated Certificate of Incorporation of the Company, as amended, provides that no director of the Company shall be liable to the Company for monetary damages for breach of fiduciary duty or care as a director except for liability for breach of the director's duty of loyalty, for acts not in good faith, intentional misconduct or knowing violations of law, for unlawful payment of dividends or stock purchases or redemptions or for transactions in which the directors derived an improper personal benefit. The By-Laws of the Company provide for the indemnification of officers and directors to the fullest extent permitted by Delaware law.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) in connection with the securities being registered, the Company will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information, concerning the annual and long-term compensation of the Company's chief executive officer and other individuals acting in a similar capacity for the past three fiscal years. No information is included regarding compensation paid to other executive officers during such three year period because no such executive officer earned annual or long-term compensation in excess of $100,000. Except as set forth in the tables below, no bonus, other annual compensation, long-term compensation (in the form of restricted stock awards, options, stock appreciation rights, long-term incentive plans, or otherwise), or other forms of compensation were paid to the Company's chief executive officer, any other individuals acting in a similar capacity, or any other executive officer of the Company at any time during such periods as are reflected in the tables set forth below.

                           SUMMARY COMPENSATION TABLE




                                            FISCAL YEAR        ANNUAL COMPENSATION          STOCK           ALL OTHER
       NAME AND PRINCIPAL POSITION           OR PERIOD       SALARY ($)      BONUS ($)      AWARD         COMPENSATION
       ---------------------------           ---------       ----------      ---------      -----         ------------

Charles Olson, Jr........................     1996-T      $    33,500           $0         $27,000
     President/CEO  (1)                       1996        $    66,000           $0         $54,000
                                              1995        $    30,000           $0              $0

Gary Rogers..............................     1995        $   165,833           $0              $0
     President/CEO  (1)

Steven R. Jakubowski.....................     1996-T               $0           $0         $60,000
     Chief Operating Officer                  1996        $    80,000           $0         $40,000
                                              1996        $    30,000           $0              $0

(1) Mr. Olson assumed from Mr. Rogers the responsibilities of President and Chief Executive Officer on April 6, 1995.


EMPLOYMENT CONTRACTS

         The Company has no employment contract with any of its executive officers other than Mr. Sederholt. It is anticipated that the Company will enter into an employment agreement with Mr. Olson prior to the end of fiscal year 1997, the terms of which are under discussion and review by the Company's board of directors.

         The employment contract with Mr. Sederholt, entered into in July, 1997, has a one year term and automatically renews for successive one year periods unless terminated upon at least sixty days prior written notice. The contract provides for a base salary of $100,000 annually. In addition, the Company granted to Mr. Sederholt the right to purchase a number of shares equal to 1.75% of the Company's issued and outstanding shares of Common Stock at an exercise price of $1.50 per share (subject to customary anti-dilution provisions and adjustment for certain other events such as stock splits and recapitalizations). These options will vest 25% on each anniversary date of the employment contract.

         The Company has no compensatory plan or arrangement with any of its executive officers in the event of (i) that officer's resignation, retirement, or termination in any other manner, (ii) a change-in-control of the Company, or
(iii) a change in such officer's responsibilities following a change-in-control of the Company

THE FISCAL YEAR 1997 STOCK OPTION PLAN

         On the Plan Effective Date, as approved in the Confirmation Order of the Bankruptcy Court, the Company adopted a long-term incentive plan (the "Incentive Plan") providing for the issuance of stock options (the "Options") to purchase shares of Common Stock, thereby entitling the holder thereof, upon exercise, to receive the value or the increase in value of the shares of Common Stock subject thereto.

         The Options shall constitute either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code ("ISO's") or "nonqualified stock options" ("NQSO's"). All Options granted to non-employee directors and consultants will constitute NQSO's. The Company believes that the Incentive Plan will provide the Company with significant advantages in attracting, retaining, and motivating key employees, officers, and directors of the Company by providing such persons with incentives that are linked directly to increases in stockholder value.

         The Incentive Plan is administered by a committee (the "Compensation Committee") of the Company's Board of Directors, consisting of no fewer than two directors, none of whom may be employees of the Company and each of whom serves at the pleasure of the Board of Directors. Currently the Compensation Committee is composed of Messrs. Pasini and McConnaughy. This Board Committee has full power to administer and to make all determinations as it deems necessary or advisable for the proper administration of the Incentive Plan, including, without limitation, the power to select from among the employees, consultants, and directors eligible for awards, those individuals to whom awards will be granted and the number of awards to be granted to such persons. The Compensation Committee is authorized to interpret the Incentive Plan and may at any time adopt such rules and regulations as it deems advisable.

         Under the Incentive Plan, the Compensation Committee is authorized to issue, pursuant to Options granted pursuant to the Incentive Plan, shares of Common Stock representing, in the aggregate, up to 250,000 shares of Common Stock. The eligible persons to whom options are actually granted under the Incentive Plan and the number of shares subject to each such option shall be determined by the Compensation Committee in its sole discretion in accordance with the terms and conditions of the Incentive Plan.

         Options awarded pursuant to the Incentive Plan shall vest and become exercisable (subject to the other provisions of the Incentive Plan) at any time over a four year period commencing the date issued. The Compensation Committee or the Board of Directors, as the case may be, in its sole discretion, may determine that a different vesting period should apply. At the time an Option is granted under the Incentive Plan, the Compensation Committee may establish one or more terms or conditions which are applicable to such Option and which are not inconsistent with any provision of the Incentive Plan; provided that if such Option is an incentive stock option, such terms and conditions shall not be inconsistent with Section 422 of the Internal Revenue Code or any successor provision.

         The exercise price per share to be purchased pursuant to any Option shall be fixed by the Compensation Committee at the time the Option is granted and may be less than, equal to, or greater than the fair market value of one share on the date such Option is granted, depending, in part, on the nature of the Option granted. The duration of any Option granted under the Incentive Plan shall be for a period fixed by the Compensation Committee, in its sole discretion, but generally not longer than between five and ten years, depending on the nature of the Option granted.

         The Incentive Plan may not be amended to effect the following changes unless such amendment shall have been approved by the Board of Directors and, within one year of such amendment, by the stockholders of the Corporation: (i) increase the number of shares of stock which may be issued under the Incentive Plan, except for changes in capitalization; (ii) materially modify the requirements as to eligibility for participation; (iii) extend the duration beyond that approved by the stockholders; or (iv) materially increase the benefits accruing to participants under the Incentive Plan.

         The Board of Directors may terminate or suspend the Incentive Plan at any time, but without the consent of the participant, such termination or suspension shall not affect any Options then outstanding. The Board of Directors may amend the Incentive Plan, but may not, without the prior approval of its stockholders, make any amendment that would, in accordance with the principles of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, require the approval of the holders of the Common Stock issued and outstanding.

         The Incentive Plan has a term of ten (10) years through May 30, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of August 31, 1997, regarding beneficial ownership of the Company Stock of each executive officer or director of the Company, and all executive officers and directors as a group, and each stockholder who is known by Company to beneficially own more than five percent of the Common Stock of the Company.

                                                                     SHARES OF         PERCENTAGE
NAME AND ADDRESS (IF REQUIRED) OF BENEFICIAL OWNER                COMMON STOCK (3)      OF TOTAL
--------------------------------------------------                ----------------      --------
Charles O. Olson, Jr. (1)  .....................................       1,039,048         41.8%
Mohammedali Hassanali ..........................................         151,886          6.1%
Bellaty N.V (1) ................................................         668,705         26.9%
RehCam Investments L.P (1)  ....................................         153,698          6.1%
Chillington Corporation N.V (1)  ...............................         190,246          7.6%
Ali Khin .......................................................         156,550          6.3%
John E. McConnaughy, Jr ........................................         363,251         14.6%
Teleferscot International Limited (2) ..........................       1,787,750         41.9%
David C. Sederholt .............................................          10,000          0.4%
A. Keith Hebert ................................................           9,324          0.4%
All Officers and Directors as a Group ..........................       1,421,623         57.3%
(6 Persons)

-----------------------

(1) Charles Olson, Jr. is the president of Rye Management, Inc., (Rye) the general partner of RehCam Investments Limited Partnership (RehCam). Additionally Mr. Olson is a limited partner in RehCam. RehCam owns 153,698 shares. Mr Olson is the attorney in fact for Chillington Corporation N.V. which owns 190,246 shares. Mr. Olson exercises voting and investment power over the shares held by this entity, but disclaims beneficial ownership. Mr. Olson is the attorney in fact for Bellaty N.V. which owns 668,705 shares. Mr. Olson exercises voting and investment power over the shares held by this entity, but disclaims beneficial ownership. Mr. Olson owns 26,399 shares personally. Does not include shares, if any, available to Rye Management, Inc. under the terms of the consulting agreement to be paid to Rye as a reorganization bonus. (see Certain Relationship and Related Transactions)

(2) Represents warrants, exercisable within 60 days, to purchase 750,000 shares at $4.00 per share and 750,000 shares at $10.00 per share. The remaining 287,750 represents the right of Teleferscot (with the Company's consent), as the owner of all outstanding Series A 12% Cumulative Convertible Preferred Stock, to exchange one share of Preferred Stock for (a) 5 shares of Common Stock through May 30, 1998, (b) 3.75 shares of Common Stock through May 30, 1999, and (c) 3 shares of Common Stock through May 30, 2000.

(3) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of May 25, 1997 are deemed outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1995, the Bankruptcy Court overseeing the Company's Chapter 11 case, in connection with the employment of Mr. Olson as President and Chief Executive Officer, approved a consulting agreement between the Company and Rye Management, Inc. ("Rye"), that was extensively negotiated between the Company and the Creditors' Committee. Rye is a corporation owned and controlled by Mr. Olson. The consulting agreement called for a reorganization bonus to be paid to Rye upon the confirmation of the Plan. The consulting agreement assigns various "Success Factors" that are based on the actual recovery (as a percentage of Allowed Claims) realized by general unsecured creditors in the Chapter 11 cases. The Success Factors range from 0, for a 0% recovery level, to 10.5, for a 50% recovery level, to 20 for a 100% recovery level. The total reorganization bonus due Rye will be equal to the aggregate in each Chapter 11 case, of (x) the applicable Success Factor (taken as a percentage) times (y) the total consideration paid to all claimants in the case under the Plan.

         This reorganization bonus will be paid through the issuance of the Company's Common Stock. Under the confirmed Plan, the number of shares issued will be based on the sustained trading prices achieved for the Common Stock over the three year period following the Plan Effective Date. The reorganization bonus will be calculated based upon the highest average trading price achieved by the Common Stock over the course of ten consecutive trading days during the three years following the Effective Date (with average share volumes traded per day in excess of 10,000 shares). The Company estimates that, on average, a total of 18,000 shares would be issuable for each $1.00 of sustained price realized up to $53 per share during the three year period.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) FINANCIAL STATEMENTS

         The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:


                                                                            Page
                                                                            ----

Report of Independent Public Accountants

Consolidated Balance Sheets as of July 2, 1995, June 30, 1996,
  December 29, 1996

Consolidated Statements of Operations for the Years Ended
  July 2, 1995 and June 30, 1996 and the Twenty-Six Week
   Transition Period Ended December 29, 1996

Consolidated Statements of Stockholders' Equity for Years Ended
  July 2, 1995 and June 30, 1996 and the Twenty-Six Week
   Transition Period Ended December 29, 1996

Consolidated Statements of Cash Flows for the Years Ended
  July 2, 1995 and June 30, 1996 and the Twenty-Six Week
   Transition Period Ended December 29, 1996

Notes to Consolidated Financial Statements

         (a)(2) FINANCIAL STATEMENTS SCHEDULES

         Not applicable.

         (a)(3) EXHIBITS

        The following exhibits, designated by an asterisk (*), have been previously filed with the Commission pursuant Form S-1, File No. 33-35416 and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference. Those not so designated are filed herewith.

EXHIBIT NO.           DESCRIPTION
-----------           -----------

   2.1                Second Amended Plan of Reorganization and Order Confirming the Second Amended Plan of
                      Reorganization (December 30, 1996)
   2.2                Statement of Immaterial Modifications to the Plan and Order Approving Immaterial
                      Modifications to the Plan (January 28, 1997)
   3.1                Amended and Restated Certificate of Incorporation (May 30, 1997)
   3.2                Amended and Restated Bylaws (May 30, 1997)
   4.1*               Form of Certificate representing shares of Common Stock
   4.2*               Form of Certificate representing shares of Series A 12% Cumulative Convertible Preferred Stock
  10.1                Lease dated October, 1985 between Kings Plaza Shopping Center of Flatbush Avenue, Inc. and
                      Kings Plaza Shopping Center of Avenue, U., Inc., as lessor, and Registrant, as lessee
  10.2*               Lease dated March 23, 1988 between Hartz Mountain Development Corp., as lessor, and
                      Registrant, as lessee
  10.3*               Lease dated September 19, 1986 between Robert Martin Company, as lessor, and Registrant, as lessee
  10.4*               Lease dated December 23, 1992 between Crescent Land Development Associates, as lessor, and
                      Registrant, as lessee, plus amendment thereto dated March 1, 1996
  10.4.1              Amendment dated March 1, 1996 to lease dated December 23,
                      1992 between  Cresent Land Development Associates, as lessor, and Registrant, as lessee.
  10.6                Commitment Letter dated as of May 30, 1997 between Teleferscot International Limited and
                      Registrant
  10.7                Asset Purchase Agreement among Red One, Inc., J. Michael Gallagher (collectively, the owners of the Redheads concept and the Middletown Redheads Bistro/Bar restaurant facility) and
                      Registrant dated May, 1997 and Order of the Court authorizing this acquisition
  10.8                Employment Agreement dated July, 1997 between David C. Sederholt, Executive Vice President and Chief Operating Officer, and Registrant
  11.1*               Statement regarding computation of per share earnings
  21.1*               List of Subsidiaries



         (a)(4) REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the last quarter of 1996. The Company is filing a Form 8-K concurrently with this Form 10-KSB to report the effectiveness of the Company's confirmed Plan of Reorganization.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York on March 19, 1998.

                                 Redheads, Inc.


                                 By:  /s/ CHARLES O. OLSON, JR.
                                      ------------------------------
                                      CHARLES O. OLSON, JR.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

         KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Redheads, Inc. (the "Company") hereby constitutes and appoints Charles O. Olson, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this report under the Securities Exchange Act of 1934, as amended, and any or all amendments (including, without limitation, post-effective amendments), with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature                                        Title                                           Date
---------                                        -----                                           ----

/s/ CHARLES O. OLSON, JR.                   President & CEO, Director                        March 19, 1998
-------------------------
Charles O. Olson, Jr.

/s/ JOHN E. McCONNAUGHY                     Director                                         March 19, 1998
-------------------------
John E. McConnaughy

/s/ PIERPAOLO MATTEUZZI                     Director                                         March 19, 1998
-------------------------
Pierpaolo Matteuzzi

/s/ JULIO PASINI                            Director                                         March 19, 1998
-------------------------
Julio Pasini

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Magic Restaurants, Inc. and Subsidiaries
(Debtor-in-Possession)
Yonkers, New York

We have audited the accompanying consolidated balance sheets of Magic Restaurants, Inc. and Subsidiaries (Debtor-in-Possession) as of December 29, 1996, June 30, 1996 and July 2, 1995, and the related consolidated statements of operations, stockholders' deficit and cash flows for the twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996 and July 2, 1995. The consolidated financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Magic Restaurants, Inc. and Subsidiaries (Debtor-in-Possession) as of December 29, 1996, June 30, 1996 and July 2, 1995 and the results of their operations and cash flows for the twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996 and July 2, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 1995 and through December 29, 1996 has operated under the protection of the Bankruptcy Court. Continuation of the Company as a going concern is dependent upon the confirmation of a plan of reorganization which occurred on May 30, 1997 (Note 11), future successful operations and the ability to generate sufficient cash flow from operations and capital/financing sources to meet its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /S/ COGEN SKLAR LLP
                                                      -------------------
                                                      COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
May 30, 1997

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS





                                                                     December 29,           June 30,              July 2,
                                                                          1996                1996                 1995
                                                                     ------------        ------------        ------------
            ASSETS
CURRENT ASSETS
     Cash                                                            $     58,332        $    270,567        $    613,289
     Inventory                                                             80,840             232,539             230,544
     Other current assets                                                 293,057             503,479             974,840
                                                                     ------------        ------------        ------------

TOTAL CURRENT ASSETS                                                      432,229           1,006,585           1,818,673

PROPERTY AND EQUIPMENT - NET                                            1,942,966           3,137,263           5,419,075

OTHER ASSETS                                                              296,669             316,783             411,415
                                                                     ------------        ------------        ------------

TOTAL ASSETS                                                         $  2,671,864        $  4,460,631        $  7,649,163
                                                                     ============        ============        ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Postpetition senior secured notes payable                       $  2,979,530        $  1,324,530        $    574,530
     Accounts payable and accrued expenses                              3,739,587           3,981,817           1,513,426
     Sales and payroll taxes payable                                       99,496             174,620             375,818
     Deferred income                                                         --                  --                 7,500
                                                                     ------------        ------------        ------------

TOTAL CURRENT LIABILITIES                                               6,818,613           5,480,967           2,471,274
                                                                     ------------        ------------        ------------

LIABILITIES SUBJECT TO COMPROMISE                                      15,415,682          15,415,682          15,430,679

REDEEMABLE 5% CUMULATIVE CONVERTIBLE
   PREFERRED STOCK
     $10,000 par and redeemable value; authorized, issued and
     outstanding - 198 shares                                           1,980,000           1,980,000           1,980,000
                                                                     ------------        ------------        ------------

TOTAL LIABILITIES                                                      24,214,295          22,876,649          19,881,953
                                                                     ------------        ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock - $.001 par value; authorized - 1,000,000
        shares; issued and outstanding - 107,000 shares                       107                 107                 107
     Common stock - $.001 par value; authorized - 15,000,000
        shares; issued and outstanding - 7,244,000 shares                   7,244               7,244               7,244
     Additional paid-in capital                                        13,887,520          13,887,520          13,887,520
     Accumulated deficit                                              (35,437,302)        (32,310,889)        (26,127,661)
                                                                     ------------        ------------        ------------

TOTAL STOCKHOLDERS' DEFICIT                                           (21,542,431)        (18,416,018)        (12,232,790)
                                                                     ------------        ------------        ------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  2,671,864        $  4,460,631        $  7,649,163
                                                                     ============        ============        ============


        The accompanying notes are an integral part of these consolidated financial statements.

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Twenty-Six Weeks
                                                           Ended                 Fifty-Two Weeks Ended
                                                                            --------------------------------
                                                        December 29,          June 30,              July 2,
                                                            1996                1996                 1995
                                                        ------------        ------------        ------------


SALES                                                   $  7,700,920        $ 26,456,229        $ 37,184,935


COST OF SALES                                              2,279,267           7,823,258          10,735,704
                                                        ------------        ------------        ------------


GROSS PROFIT                                               5,421,653          18,632,971          26,449,231
                                                        ------------        ------------        ------------


OPERATING EXPENSES
   Labor costs                                             2,741,441           9,327,255          13,746,467
   Occupancy costs                                           990,332           3,486,574           5,039,140
   General and administrative                              2,530,951           7,378,226          15,385,737
   Depreciation and amortization                             345,152           1,099,006           1,547,878
                                                        ------------        ------------        ------------
                                                           6,607,876          21,291,061          35,719,222
                                                        ------------        ------------        ------------

LOSS FROM OPERATIONS                                      (1,186,223)         (2,658,090)         (9,269,991)
                                                        ------------        ------------        ------------


OTHER INCOME (EXPENSE)
   Interest expense                                         (333,699)           (514,725)           (832,729)
   Other income (expense), net                              (151,146)            239,901             628,891
                                                        ------------        ------------        ------------
                                                            (484,845)           (274,824)           (203,838)
                                                        ------------        ------------        ------------

REORGANIZATION EXPENSES
   Professional fees                                        (102,295)           (859,154)               --
   Loss on abandonment or disposal of restaurants         (1,353,050)               --            (1,589,417)
   Closing of American Cafe restaurants                         --            (2,391,160)               --
   Write-off of goodwill                                        --                  --            (3,171,060)
                                                        ------------        ------------        ------------
                                                          (1,455,345)         (3,250,314)         (4,760,477)
                                                        ------------        ------------        ------------

NET LOSS                                                $ (3,126,413)       $ (6,183,228)       $(14,234,306)
                                                        ============        ============        ============


NET LOSS PER SHARE OF COMMON STOCK                      $      (0.43)       $      (0.85)       $      (2.04)
                                                        ============        ============        ============


WEIGHTED AVERAGE SHARES OUTSTANDING
   OF COMMON STOCK                                      $  7,244,000        $  7,244,000        $  6,976,865
                                                        ============        ============        ============




        The accompanying notes are an integral part of these consolidated financial statements.

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                FOR THE PERIOD JULY 3, 1994 TO DECEMBER 29, 1996





                                                                  Preferred   Common       Paid-In        Accumulated  Subscriptions
                                                                    Stock     Stock        Capital          Deficit       Receivable
                                                                    -----     ------    ------------     ------------  ------------
BALANCE AT JULY 3, 1994                                             $ 121     $6,563    $ 14,240,152     $(11,893,355)    $(154,225)

Write-off of subscriptions receivable                                --         --              --               --         154,225

Expenses of issuance of redeemable 5% cumulative preferred stock     --         --          (672,862)            --            --

Dividends paid on preferred stock                                     (14)      --          (147,280)            --            --

Issuance of common stock upon conversion of redeemable 5%
   cumulative preferred stock                                        --          222         219,778             --            --

Issuance of common stock for professional services                   --          100          46,775             --            --

Issuance of common stock to employee                                 --           85          31,790             --            --

Issuance of common stock to vendor                                   --          274         169,167             --            --

Net loss for the fifty-two weeks ended July 2, 1995                  --         --              --        (14,234,306)         --
                                                                    -----     ------    ------------     ------------     ---------


BALANCE AT JULY 2, 1995                                               107      7,244      13,887,520      (26,127,661)         --

Net loss for the fifty-two weeks ended June 30, 1996                 --         --              --         (6,183,228)         --
                                                                    -----     ------    ------------     ------------     ---------


BALANCE AT JUNE 30, 1996                                              107      7,244      13,887,520      (32,310,889)         --

Net loss for the twenty-six weeks ended December 29, 1996            --         --              --         (3,126,413)         --
                                                                    -----     ------    ------------     ------------     ---------

BALANCE AT DECEMBER 29, 1996                                        $ 107     $7,244    $ 13,887,520     $(35,437,302)    $    --
                                                                    =====     ======    ============     ============     =========


        The accompanying notes are an integral part of these consolidated financial statements.

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                Twenty-Six Weeks
                                                                       Ended             Fifty-Two Weeks Ended
                                                                                    -----------------------------
                                                                December 29, 1996   June 30,  1996   July 2, 1995
                                                                -----------------   --------------   ------------
CASH FLOWS FROM OPERATING EXPENSES
   Net loss                                                          $ (3,126,413)   $ (6,183,228)   $(14,234,306)
   Adjustment to reconcile net loss to net cash provided by
      (used in) operating activities
         Depreciation                                                     333,814       1,070,554       1,436,214
         Amortization                                                      11,338          28,452         111,664
         Provision for loss on note receivable                               --              --           400,000
         Write-off of goodwill                                               --              --         3,171,060
         Write-off of other assets                                         16,049            --              --
         Write-off subscription receivable                                   --              --           154,225
         Issuance of common stock for services                               --              --            78,750
         Loss on disposal of property and equipment                     1,337,001            --         1,589,417
         Loss on abandonment of American Cafe restaurants                    --         1,923,305            --
         (Increase) decrease in assets
            Inventories                                                   151,699          (1,995)         41,206
            Other current assets                                          360,422         471,361       1,045,410
            Other assets                                                   42,727          (2,898)        931,595
         (Increase) decrease in liabilities
            Liabilities subject to compromise                                --           (14,997)           --
            Accounts payable and accrued expenses                        (242,230)      2,468,391       7,184,909
            Sales and payroll taxes payable                               (75,124)       (201,198)       (336,190)
            Deferred income                                                  --            (7,500)       (242,500)
                                                                     ------------    ------------    ------------

     Net cash provided by (used in) operating activities               (1,190,717)       (449,753)      1,331,454
                                                                     ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Note receivable and escrow funds from sale of property and
        equipment, net of commissions of $250,000                            --              --           327,048
     Proceeds from sale of property and equipment                           5,061            --              --
     Capital acquisitions                                                (681,579)       (642,969)       (913,696)
     Purchase of goodwill                                                    --              --          (824,407)
                                                                     ------------    ------------    ------------

     Net cash used in investing activities                               (676,518)       (642,969)     (1,411,055)
                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of notes payable-banks                                          --              --           (45,000)
     Payment of notes payable-stockholders                                   --              --          (192,075)
     Payment of postpetition senior secured notes payable                (145,000)       (150,000)       (564,532)
     Proceeds from postpetition senior secured notes payable            1,800,000         900,000         594,612
     Reduction of overdraft payable                                          --              --          (564,803)
     Proceeds from issuance of redeemable preferred stock, net of
        debt issuance costs of $330,000                                      --              --         1,870,000
     Debt issuance costs                                                     --              --          (342,862)
     Payment of dividend on redeemable preferred stock                       --              --          (147,294)
                                                                     ------------    ------------    ------------

     Net cash provided by (used in) financing activities                1,655,000         750,000        (608,046)
                                                                     ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                              (212,235)       (342,722)        528,445

CASH  - BEGINNING OF PERIOD                                               270,567         613,289          84,844
                                                                     ------------    ------------    ------------

CASH  - END OF PERIOD                                                $     58,332    $    270,567    $    613,289
                                                                     ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)




                                                                     Twenty-Six Weeks
                                                                            Ended             Fifty-Two Weeks Ended
                                                                                          ------------------------------
                                                                     December 29, 1996     June 30, 1996   July 2, 1995
                                                                     -----------------    ---------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
         Interest                                                      $        43,088    $       203,717    $   651,409
                                                                       ===============    ===============    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
     Note receivable from sale of American Cafe Restaurant
        located in Tyson's Corner, Virginia                            $       200,000    $          --      $      --
                                                                       ===============    ===============    ===========

     Transfer of construction in progress to property and equipment    $          --      $          --      $   789,281
                                                                       ===============    ===============    ===========

     Accounts payable and long-term debt assumed in the sale of property and equipment
         Accounts payable                                              $          --      $          --      $   601,704
         Long-term debt                                                           --                 --        4,002,630
                                                                       ---------------    ---------------    -----------

                                                                       $          --      $          --      $ 4,604,334
                                                                       ===============    ===============    ===========

     Reclassification of notes and accounts payable to
        liabilities subject to compromise
         Notes payable-banks                                           $          --      $          --      $   491,000
         Notes payable-stockholders                                               --                 --          604,173
         Long-term debt                                                           --                 --        2,756,446
         Accounts payable                                                         --                 --       11,579,060
                                                                       ---------------    ---------------    -----------

         Liabilities subject to compromise                             $          --      $          --      $15,430,679
                                                                       ===============    ===============    ===========

     Conversion of redeemable preferred stock to common stock          $          --      $          --      $   220,000
                                                                       ===============    ===============    ===========

     Common stock issued to vendors                                    $          --      $          --      $   169,441
                                                                       ===============    ===============    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 29, 1996, JUNE 30, 1996 AND JULY 2, 1995





NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of the Business

Magic Restaurants, Inc. and Subsidiaries (the "Company") are engaged in the development, ownership and operation of restaurants that offer an upscale alternative to fast food restaurants by providing high quality, moderately priced food, and quick convenient full-menu table service. The Company operated nine American Cafe restaurants located in the Washington, D.C., Maryland and Virginia areas. The Company also operated six Red Robin Burger and Spirits Emporiums ("Red Robin"), in the New York metropolitan area pursuant to a franchise granted by Red Robin International, Inc., serving American style food with international specialties. Additionally, the Company operated five Carmella Cafe restaurants and two Spiga Italian-style family restaurants. In March 1995, the Company divested itself of ownership of the Carmella Cafe and Spiga restaurants. On April 6, 1995 the Company filed a voluntary petition for relief under Chapter 11 of Title II of the Federal Bankruptcy Code. During the twenty-six week period ended December 29, 1996 the Company ceased operations of all American Cafe restaurants and two Red Robin restaurants, located in Smithhaven, New York and Staten Island, New York.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Magic Restaurants, Inc. and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Effective July 1, 1993, the Company adopted a fiscal year of fifty-two or fifty-three weeks. Effective July 1, 1996, the Company changed its fiscal year end to the last Sunday of December.

Fair Value of Financial Statements

The Company's financial instruments consist of cash, short-term receivables, payables and accrued expenses. The carrying values of cash, short-term receivables, payables and accrued expenses approximate fair value because of their short maturities.

The carrying value of the fixed rate noncurrent notes receivable and current portion of long-term debt approximate fair value since the interest rate associated with the debt approximates the current market interest rate.

Concentration of Credit Risk Involving Cash

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company may have cash balances in these financial institutions in excess of these limits. At December 29, 1996 balances were in excess of insurable amounts by approximately $104,000.

Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets.
Depreciation is computed using the straight line method.

Inventory

Inventory consists of food, liquor, bar and other supplies and is stated at the lower of cost (determined by the first-in, first-out method) or market.

License Fees and Deferred Leasing Expenses

License fees and deferred leasing expenses are amortized on a straight-line method over the related license or lease.

Net Loss Per Common Share

Net loss per common share was based on the weighted average number of common shares outstanding. Fully-diluted net loss per common share was not presented as it is antidilutive.

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 29, 1996, JUNE 30, 1996 AND JULY 2, 1995





NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

Recoverability of Long Lived Assets

Effective July 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's quarterly or annual financial statements.

Accounting for Stock-Based Compensation

Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate.

Effective July 1, 1996 the Company implemented SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages employers to account for stock compensation awards based on their fair value on their date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach of the Standard.

Recently Issued Accounting Pronouncements

In March 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted). This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.


NOTE 2 - PETITION FOR RELIEF UNDER CHAPTER 11

On April 6, 1995, Magic Restaurants, Inc. and Subsidiaries (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are reflected in the balance sheets as "liabilities subject to compromise". Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims are secured primarily by liens on the Debtor's property and equipment.

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 29, 1996, JUNE 30, 1996 AND JULY 2, 1995





NOTE 2 - PETITION FOR RELIEF UNDER CHAPTER 11 (Continued)

The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages.

On May 30, 1997, the Bankruptcy Court confirmed the Company's plan of reorganization, see Note 11.


NOTE 3 - OTHER CURRENT ASSETS


Other current assets consist of the following:       December 29,     June 30,      July 2,
                                                         1996           1996          1995
                                                      ----------    ----------    ----------
          Current portion of notes receivable         $  223,801    $  231,251    $  122,413
          Prepaid expenses                                 7,286       134,128       464,934
          Credit card receivables                         34,791       114,874       110,824
          Other receivables                               17,179         3,226       256,669
          Other                                           10,000        20,000        20,000
                                                      ----------    ----------    ----------

                                                      $  293,057    $  503,479    $  974,840
                                                      ==========    ==========    ==========

NOTE 4 - PROPERTY AND EQUIPMENT


Property and equipment consists of the following:     December 29,    June 30,       July 2,
                                                          1996          1996          1995
                                                      ----------    ----------    ----------

         Leasehold improvements                       $2,790,208    $3,889,250    $4,185,952
         Restaurant fixtures and equipment               877,692     1,646,920     3,518,303
         Equipment held under capital leases             628,935       928,935       928,935
         Computer software                               437,979       478,771       474,245
         Furniture and fixtures                          366,198       547,855       650,536
                                                      ----------    ----------    ----------
                                                       5,101,012     7,491,731     9,757,971
         Less: Accumulated depreciation                3,266,020     4,354,468     4,419,074
                                                      ----------    ----------    ----------
                                                       1,834,992     3,137,263     5,338,897
         Construction in progress                        107,974          --          80,178
                                                      ----------    ----------    ----------

                                                      $1,942,966    $3,137,263    $5,419,075
                                                      ==========    ==========    ==========

NOTE 5 - OTHER ASSETS


Other assets consist of the following:                December 29,    June 30,      July 2,
                                                          1996          1996         1995
                                                      ----------    ----------    ----------
         Notes receivable                             $  331,040    $  302,406    $  122,413
         Liquor license                                  150,000       150,000       150,000
         License fees - net                                3,787         9,432        94,518
         Deposits                                         22,208        60,013        53,288
         Deferred leasing expenses - net                   7,329        11,733        17,310
         Deferred legal expenses - net                     4,437         4,638         5,768
         Deferred brokerage fees - net                     1,669         9,812        90,531
                                                      ----------    ----------    ----------
                                                         520,470       548,034       533,828
         Less: Current portion of notes receivable       223,801       231,251       122,413
                                                      ----------    ----------    ----------

                                                      $  296,669    $  316,783    $  411,415
                                                      ==========    ==========    ==========

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 29, 1996, JUNE 30, 1996 AND JULY 2, 1995





NOTE 5 - OTHER ASSETS (Continued)

The notes receivable consist of three notes, with interest rates ranging from 5% to 9.75% maturing through February 2002, with property as collateral. The current portion of notes receivable has been included in other current assets. License fees, deferred leasing expenses, deferred legal expenses and deferred brokerage fees are net of accumulated amortization of $158,873, $147,535 and $119,083 as of December 29, 1996, June 30, 1996 and July 2, 1995.


NOTE 6 - COMMITMENTS

The Company leases its remaining restaurant premises under various operating leases expiring through August 2013. The Company leases its executive offices in Yonkers, New York on a month to month basis. Rent expense for the twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996 and July 2, 1995 was $695,453, $2,548,805 and $3,866,376.

Future minimum annual rentals are as follows:



     FIFTY-TWO / FIFTY-THREE WEEKS
           ENDING DECEMBER,
     -----------------------------

                 1997                                             $     868,063
                 1998                                                   896,673
                 1999                                                   926,393
                 2000                                                   948,893
                 2001                                                   971,160
              Thereafter                                              9,063,480
                                                                    -----------
                                                                    $13,674,662
                                                                    ===========



NOTE 7 - POSTPETITION SENIOR SECURED NOTES

Postpetition senior secured notes consist of the following:

                                                                   December 29,   June 30,      July 2,
                                                                      1996          1996         1995
                                                                   ----------    ----------    --------
Postpetition Series A senior secured notes payable to various individuals and corporations, interest accruing at 12%, no stated maturity date, collateralized by certain assets of
     the  Company                                                  $2,379,530    $1,174,530    $474,530

Postpetition Series A senior secured notes payable to a
    corporation whose president is the chief operating officer of the Company, interest accruing at 12%, no stated
    maturity date, collateralized by certain assets of the
    Company                                                           200,000       150,000     100,000

Postpetition Series B senior secured notes payable to a
    corporation, interest accruing at 12%, no stated maturity
    date, collateralized by certain assets of the Company             400,000          --          --
                                                                   ----------    ----------    --------

                                                                   $2,979,530    $1,324,530    $574,530
                                                                   ==========    ==========    ========

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 29, 1996, JUNE 30, 1996 AND JULY 2, 1995





NOTE 8 - CAPITALIZATION

Redeemable 5% Cumulative Convertible Preferred Stock

On September 4, 1994, the Company's management authorized and issued 220 shares of redeemable 5% cumulative preferred stock for $1,870,000, net of commissions of $330,000. The value assigned to these securities was $10,000 per share. The holder of the preferred stock has the option to redeem the stock for $10,000 per share. Additionally, each share is convertible into 1.25 to 4 shares of common stock, depending on the market value and subject to certain restrictions.

On February 2, 1995, 22 shares of the preferred stock were converted to 222,222 shares of common stock at a conversion price of $0.45 per share, in accordance with the agreement.

Preferred Stock

The Company's management is authorized to issue 1,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control of others. The Company has 107,000 shares of Series A 15% preferred stock issued and outstanding as of December 29, 1996, June 30, 1996 and July 2, 1995. The shares are redeemable by the Company's management at any time for $10 per share plus any unpaid dividends. Dividends are cumulative. Liquidating distributions are $10 per share plus any unpaid dividends.

Common Stock

During the year ended July 2, 1995, the Company issued 100,000 shares of common stock for professional services, 85,000 shares of common stock to an employee and 274,000 shares of common stock to a vendor. These shares were valued at the fair market value of the common stock at the time of issuance.


NOTE 9 - REORGANIZATION EXPENSES

Loss on Abandonment or Disposal of Restaurants

For the twenty-six weeks ended December 29, 1996, the loss on disposal of equipment is mainly due to the abandonment of equipment due to the closing of the American Cafe restaurant located in Tyson's Corner, Virginia and the two Red Robin restaurants located in Smithhaven, New York and Staten Island, New York.

For the fifty-two weeks ended July 2, 1995, the loss on disposal of equipment is mainly due from the sale or abandonment of equipment due to the closing of an American Cafe restaurant located in Ballston, Virginia, two Red Robin restaurants located in Sayreville, New Jersey and Kew Garden, New York, the sale of the Company's five Carmella's Restaurants, the minority interest in Scarsdale and Bedford subsidiaries and the Company's Spiga restaurants.

Write-off of Goodwill

For the fifty-two weeks ended July 2, 1995, the Company wrote off the goodwill associated with the restaurants that were closed or sold during the year.

Closing of American Cafe Restaurants

Prior to the June 30, 1996 year end, the management of the Company adopted a formal plan to close all of its American Cafe restaurants, except the restaurant located in Tyson's Corner, Virginia.

As of June 30, 1996 the Company recognized a $467,855 net loss from winding down operations of these restaurants from July 1996 through October 1996. Additionally, the Company recognized a loss of abandonment of the net book value of the property and equipment at these restaurants in the amount of $1,923,305.

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 29, 1996, JUNE 30, 1996 AND JULY 2, 1995





NOTE 10 - INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and city returns.

There are no significant temporary differences for the twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996 and July 2, 1995.

The Company's federal, state and local tax returns have not been filed for the twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996 and July 2, 1995.

As of December 29, 1996, the Company had approximately $30,029,000 of net operating loss carryforwards expiring through 2011, available to offset future federal income taxes.

As a result of the change in control described in Note 11, the Company is subject to limitations on the future utilization of its federal net operating loss carryforwards. These limitations, described in Section 382 of the Internal Revenue Code, limit the amount of future taxable income which may be offset by pre-change net operating loss and capital loss carryforwards. This limitation is calculated by reference to the value of the Company immediately before the change date, multiplied by a discount factor, known as the "long term tax-exempt rate".

There is no income tax benefit for operating losses for the twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996 and July 2, 1995 due to the following:

        Current tax benefit - the operating losses cannot be carried back to earlier years.

        Deferred tax benefit - the tax benefit of the net operating losses described above were offset by a 100% valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred net asset will not be realized through future taxable income.


NOTE 11 - PLAN OF REORGANIZATION

The Bankruptcy Court confirmed the Company's plan of reorganization (the "plan"), effective May 30, 1997. On this date, the name of the reorganized company will be changed to Redhead Bistro Bar, Inc. The confirmed plan also provided for the following:

        Priority Tax Claims - Federal and state payroll, withholding and other taxes of approximately $382,000 are payable in equal periodic installments over a period ending six years after the date of assessment in an aggregate amount equal to the amount of such allowed claim plus interest from the effective date on the unpaid portion.

        Secured Claims - The secured claims of approximately $1,207,000 (including interest of approximately $197,000) were exchanged for payables of $209,000 and 11,333 shares of 8% preferred stock of Levittown subsidiary.

        Trade and Other Miscellaneous Claims - The holders of approximately $13,456,000 of trade and miscellaneous claims received 125,000 shares of the new common stock of the Company. $26,000 of claim liabilities remained intact.

        Postpetition Series A Senior Secured Notes - The holders of $2,520,000 of Series A Senior Secured Notes received 1,896,983 shares of the new common stock in exchange for their notes and interest due of approximately $325,000. $35,000 of Series A Senior Secured Notes remained intact.

        Postpetition Series B Senior Secured Notes - The holders of $1,700,000 of Series B Senior Secured Notes received 23,442 shares of new 12% preferred stock of parent corporation in exchange for their notes and interest due of approximately $58,000.

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 29, 1996, JUNE 30, 1996 AND JULY 2, 1995





NOTE 11 - PLAN OF REORGANIZATION (Continued)

Postpetition Liabilities - Approximately $1,882,000 of postpetition liabilities were exchanged for 5,333 shares of new 8% subsidiary preferred stock and 213,760 shares of new common stock. Approximately $1,227,000 of postpetition liabilities remained intact. Included in this amount was approximately $500,000 due to certain professionals retained in the bankruptcy case, which will be paid at a rate of approximately $15,000 per month. No interest will accrue on the outstanding unpaid balances due these professionals.

Other Disputed Postpetition Claims - The Company is a party to certain litigation pending before the Bankruptcy Court. The first, Magic Restaurants, Inc., et al. v. Nicolo and Joseph Ottomanelli, objects to the $75,000 administrative claim filed by the Ottomanellis and seeks damages of $250,000 by way of counterclaim. The Company is also presently appealing an order of the Bankruptcy Court requiring the Company to pay approximately $100,000 to Bowie Produce, Inc., a prepetition produce vendor, pursuant to the Perishable Agricultural Commodities Act ("PACA"). The resolution of these matters is not expected to become final until the latter part of the fiscal year 1998. The Company believes that an adverse decision to the Company in each of these matters will not materially affect the Company's operations, and further that it will have sufficient cash available to pay any judgements that may be entered with finality against the Company.

The Company accounted for the reorganization using fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims, as shown below:


Postpetition current liabilities                                     $ 4,458,202
Liabilities deferred pursuant to Chapter 11 proceedings               19,855,378
                                                                     -----------

Total postpetition liabilities and allowed claims                     24,313,580

Reorganization value                                                   5,123,105
                                                                     -----------

Excess of liabilities over reorganization value                      $19,190,475
                                                                     ===========

It was determined that the Company's reorganization value approximated the net book value of the assets immediately before May 30, 1997, the date of the plan confirmation.

The Company's reorganization capital structure should be as follows:


Postpetition current liabilities                                      $1,227,025
Postpetition senior secured notes                                         35,000
Prepetition current liabilities                                          616,217
Preferred stock                                                          300,815
Additional paid-in capital - Preferred stock                           1,141,812
Common stock                                                               2,236
10% Preferred stock subscribed                                         1,800,000
                                                                      ----------

                                                                      $5,123,105
                                                                      ==========

The gain on debt discharge upon emergence from Chapter 11 was approximately $16,072,000.

The following table ("Plan of Reorganization Recovery Analysis") summarizes the adjustments required to record the reorganization and the issuance of the various securities in connection with the implementation of the plan.

                    MAGIC RESTAURANTS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                             PLAN OF REORGANIZATION
                                RECOVERY ANALYSIS








                                                                                R E C O V E R Y
                             --------------------------------------------------------------------------------------------
                                  Account
                                 Balances
                               Immediately      Elimination                                            Preferred Stock
                                 Prior to       of Debt and     Surviving          Tax                -------------------
                             Reorganization        Equity          Debt           Claims                %        Amount
                              ------------     ------------     ----------     ------------           -----    ----------
Postpetition liabilities      $  4,458,202     $ (3,037,064)    $1,227,025     $       --              13.3%   $   40,000
                              ------------
Claim Interest

Series A secured notes           3,004,229       (2,967,332)        35,000             --                --            --
Series B secured notes           1,806,888         (964,986)          --               --              58.4       175,815
Priority tax claim                 381,605             --             --            381,605              --            --
Secured claim                    1,206,656         (591,218)       208,612             --              28.3        85,000
Trade and other
   miscellaneous claims         13,456,000      (13,429,875)        26,000             --                --            --
                              ------------
                                19,855,378
                              ------------

Preferred stock                  1,980,000       (1,980,000)          --               --                --            --
Common stock                         7,000           (7,000)          --               --                --            --
Additional paid-in capital      13,743,005      (13,743,005)          --               --                --            --
Preferred stock subscribed       1,800,000             --             --               --                --            --
Deficit                        (36,720,480)      36,720,480           --               --                --            --
                              ------------
                               (19,190,475)            --             --               --                --            --
                              ------------     ------------     ----------     ------------           -----    ----------
                              $  5,123,105     $       --       $1,496,637     $    381,605           100.0%   $  300,815
                              ============     ============     ==========     ============           =====    ==========


                                                                 R E C O V E R Y
                             --------------------------------------------------------------------------------
                             Additional
                               Paid-In
                               Capital         Preferred         Common Stock              Total Recovery
                              Preferred          Stock        -------------------   -------------------------
                                Stock          Subscribed       %        Amount        Amount           %
                             -----------     -------------    -----     ---------   -----------   -----------
Postpetition liabilities     $   153,899     $          --      9.5%    $     214   $ 1,421,138        31.88%

Claim Interest

Series A secured notes                --                --     84.9         1,897        36,897         1.23
Series B secured notes           666,087                --       --            --       841,902        46.59
Priority tax claim                    --                --       --            --       381,605       100.00
Secured claim                    321,826                --       --            --       615,438        51.00
Trade and other
   miscellaneous claims               --                --      5.6           125        26,125         0.19



Preferred stock                       --                --       --            --            --           --
Common stock                          --                --       --            --            --           --
Additional paid-in capital            --                --       --            --            --           --
Preferred stock subscribed            --         1,800,000       --            --     1,800,000       100.00
Deficit                               --                --       --            --            --           --
                                                                                                          --
                                      --                --       --            --            --           --
                             -----------     -------------    -----     ---------   -----------
                             $ 1,141,812     $   1,800,000    100.0%    $   2,236   $ 5,123,105
                             ===========     =============    =====     =========   ===========

                                EXHIBIT INDEX
                                -------------


        The following exhibits, designated by an asterisk (*), have been previously filed with the Commission pursuant Form S-1, File No. 33-35416 and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference. Those not so designated are filed herewith.

EXHIBIT NO.           DESCRIPTION
-----------           -----------
   2.1                Second Amended Plan of Reorganization and Order Confirming the Second Amended Plan of
                      Reorganization (December 30, 1996)
   2.2                Statement of Immaterial Modifications to the Plan and Order Approving Immaterial
                      Modifications to the Plan (January 28, 1997)
   3.1                Amended and Restated Certificate of Incorporation (May 30, 1997)
   3.2                Amended and Restated Bylaws (May 30, 1997)
   4.1*               Form of Certificate representing shares of Common Stock
   4.2*               Form of Certificate representing shares of Series A 12% Cumulative Convertible Preferred Stock
  10.1                Lease dated October, 1985 between Kings Plaza Shopping Center of Flatbush Avenue, Inc. and
                      Kings Plaza Shopping Center of Avenue, U., Inc., as lessor, and Registrant, as lessee
  10.2*               Lease dated March 23, 1988 between Hartz Mountain Development Corp., as lessor, and
                      Registrant, as lessee
  10.3*               Lease dated September 19, 1986 between Robert Martin Company, as lessor, and Registrant, as lessee
  10.4*               Lease dated December 23, 1992 between Crescent Land Development Associates, as lessor, and
                      Registrant, as lessee, plus amendment thereto dated March 1, 1996
  10.4.1              Amendment dated March 1, 1996 to lease dated December 23,
                      1992 between  Cresent Land Development Associates, as lessor, and Registrant, as lessee.
  10.6                Commitment Letter dated as of December 27, 1996 between Teleferscot International Limited and
                      Registrant
  10.7                Asset Purchase Agreement among Red One, Inc., J. Michael Gallagher (collectively, the owners of the Redheads concept and the Middletown Redheads Bistro/Bar restaurant facility) and
                      Registrant dated May, 1997 and Order of the Court authorizing this acquisition
  10.8                Employment Agreement dated July, 1997 between David C. Sederholt, Executive Vice President and Chief Operating Officer, and Registrant
  11.1*               Statement regarding computation of per share earnings
  21.1*               List of Subsidiaries
