Form 10QSB
period 1997-03-30
REDHEADS INC /DE/
filed 1998-04-02
CIK 837596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended       March 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) EXCHANGE ACT For the
         transition period from           to

                         Commission file number 0-17975

                                 REDHEADS, INC,
           (Exact name of business issuer as specified in its charter)

                               Delaware 95-4169432
       (State or other jurisdiction of incorporation or organization (IRS
                          Employer Identification No.)

             Fifty South Buckhout Street, Irvington, New York 10533
                    (Address of principal executive offices)

                                 (914) 591-4444
                           (Issuer's telephone number)


             (Former name, former address and formal fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes [  ]   No [X]

               APPLICATION ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [  ]   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,386,439 as of December 28, 1997.

                         REDHEADS, INC. AND SUBSIDIARIES

                                      INDEX

PART I                        FINANCIAL INFORMATION

                                                                                                  Page No.
                                                                                                  --------
Item 1.           Financial Statements

                  Consolidated Balance Sheet as of
                    March 30, 1997 (unaudited) and December 29, 1996
                    (audited).......................................................................     3

                  Consolidated Statement of Operations
                    For the Thirteen Weeks
                    Ended March 30, 1997 and March 31, 1996
                    (Unaudited).....................................................................     4

                  Consolidated Statement of Cash Flows
                    For the Thirteen Weeks Ended March 30, 1997
                    and March 31, 1996
                    (Unaudited).....................................................................     5

                  Consolidated Statement of Accumulated Deficit
                    For the Thirteen Weeks Ended March 30, 1997
                    (Unaudited).....................................................................     6

                  Notes to Consolidated Financial Statements
                    (Unaudited).....................................................................  7-10

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations................................................................... 10-12

PART II           OTHER INFORMATION


Item 1.           Legal Proceedings.................................................................    13

Item 2.           Changes in Securities.............................................................    14

Item 3.           Defaults Upon Senior Securities...................................................    14

Item 4.           Other Information.................................................................    14

Item 5.           Exhibits and Reports on Form 8-K.................................................. 14-15

Signature Page    ..................................................................................    16

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

           REDHEADS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET


  ASSETS                              MARCH 31, 1997       DECEMBER 29, 1996
CURRENT ASSETS
  Cash                                      79,905                  58,332
  Accounts Receivable - Credit Cards        39,431
  Inventories                               73,535                  80,840
  Other Current Assets                     133,738                 293,057
                                       -----------             -----------
TOTAL CURRENT ASSETS                       326,609                 432,229

  Fixed Assets                           1,863,066               1,942,966
  Other Assets                             321,336                 296,669
  Long Term Note Receivable                161,096                       0
                                       -----------             -----------
TOTAL LONG TERM ASSETS                   2,345,499               2,239,634

  TOTAL ASSETS                           2,672,108               2,671,863
                                       ===========             ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Liabilities Subject to compromise     15,415,682              15,415,682
  Trade accounts                         1,473,757               3,739,586
  Notes payable                            629,587
  Sales and payroll taxes payable           64,631                  99,496
  Postpetition senior secured notes      3,792,910               2,979,530
  Loans Payable -- Taxes                         0                       0
  Accrued Expenses                       1,435,390               (A)
                                       -----------             -----------
  TOTAL CURRENT LIABILITIES             22,811,957              22,234,295

COMMITMENTS & CONTINGENCIES
REDEEMABLE 5% CUMULATIVE CONVERTIBLE
  PREFERRED STOCK
  $10,000 par and redeemable value;
  authorized, issued and
  and outstanding -- 198                 1,980,000               1,980,000

STOCKHOLDERS' DEFICIT
  Preferred stock $.001 par value;
  authorized -- 1,000,000 shares;
  issued and outstanding -- 107,000            107                     107
  Common stock -- $.001 par value;
  authorized -- 15,000,000 shares;
  issued and outstanding -- 7,244,000        7,244                   7,244
  Additional paid-in capital            13,887,520              13,887,520
  Accumulated deficit                  (36,014,720)            (35,437,302)
                                       -----------             -----------
                                       (22,119,849)            (21,542,431)
                                       -----------             -----------
  Plus: subscriptions receivable                 0                       0
TOTAL STOCKHOLDERS' EQUITY             (20,139,849)            (19,562,432)
                                       -----------             -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   2,672,108               2,671,863
                                       ===========             ===========

                        REDHEADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                              13 WEEKS ENDING               13 WEEKS ENDING
                              MARCH 30, 1997                MARCH 31, 1996
                               (UNAUDITED)                    (UNAUDITED)

SALES                         2,320,122      100.00%        6,066,403      100.00%
COST OF SALES                   673,674       29.04%        1,828,903       30.15%
                             ----------                    ----------
GROSS PROFIT                  1,646,447       70.96%        4,237,499       69.85%
                             ----------                    ----------

OPERATING EXPENSES
  Labor costs                   737,153       31.77%        1,942,937       32.03%
  Occupancy costs               300,003       12.93%          803,783       13.25%
  Other Operating Expense       526,036       22.67%        1,569,351       25.87%
  Depreciation                   81,664        3.52%          309,309        5.10%
                             ----------                    ----------
  TOTAL OPERATING EXPENSES    1,644,856       70.90%        4,625,380       76.25%
                             ----------                    ----------
INCOME (LOSS) FROM
  RESTAURANT OPERATIONS           1,591        0.07%         (387,881)      -6.39%
                             ----------                    ----------
  General and administrative
     expenses                   168,465        7.26%          267,354        4.41%
                             ----------                    ----------
INCOME (LOSS) FROM
  OPERATIONS                   (166,874)      -7.19%         (655,235)     -10.80%
                             ----------                    ----------


OTHER INCOME (EXPENSE)
  Interest income (expense)    (197,840)      -8.53%         (108,721)      -1.79%
  Other income (expense) net   (118,455)      -5.11%          114,045        1.88%
                             ----------                    ----------
  TOTAL OTHER INCOME
     (EXPENSE)                 (316,295)     -13.63%            5,324        0.09%
                             ----------                    ----------

REORGANIZATION EXPENSE
  Professional fees            (102,264)      -4.41%         (416,482)      -6.87%
  Loss on abandonment or
    disposal or restaurants       8,014        0.35%                0        0.00%
  Forgiveness of Debt                 0        0.00%                0        0.00%
  Closing of American Cafe
    restaurants                       0        0.00%                0        0.00%
                             ----------                    ----------
  TOTAL REORGANIZATION
      EXPENSE                   (94,250)      -4.06%         (416,482)      -6.87%
                             ----------                    ----------
  NET INCOME (LOSS)            (577,418)     -24.89%       (1,066,392)     -17.58%
                             ==========                    ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING   7,244,000                     7,244,000
                             ==========                    ==========

INCOME (LOSS) PER
  COMMON SHARE                    (0.08)                        (0.15)
                             ==========                    ==========

                        REDHEADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     DEC 96-MAR 97

CASH FLOW FROM OPERATING ACTIVITY

     Net Income (Loss)                                 (577,418)
     Depreciation Amortization                           81,664
     Decrease (Increase) In Inventory                     7,305
     Decrease (Increase) In Other Current
          Assets And Accounts Receivable                119,888
     Decresae (Increase) In Other Assets               (185,764)
     Loss On Sale Of Asset
     Restructuring Expense
     Forgiveness Of Debt
     Increase (Decrease) In Trade Accounts
          And Notes Payable And Accrued Expenses       (200,852)
     Increase (Decrease) In Sales And
          Payroll Taxes Payable                         (34,865)
                                                       --------
          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                         (790,043)
                                                       --------

CASH FLOW FROM INVESTING ACTIVITY
     (Increase) Decrease In C.I.P. And Fixed Assets      (1,765)
     Increase (Decrease) In Cash Due To/From
          Affiliated Co'S                                     0
                                                       --------
          NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                           (1,765)
                                                       --------

CASH FLOW FROM FINANCING ACTIVITY
     Increase (Decrease) In Long Term Debt              813,380
     Increase (Decrease) In Loans Payable
     Increase (Decrease) In Reserve For Taxes
     Change To Pain In Capital
     Change To Preferred Cumulative Preferred
     Change To Preferred Cumulative Preferred
     Change To Preferred Cumulative Preferred
     Change To Common Stock
     Change To Preferred Stock Subscribed
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                          813,380
                                                       --------

     Increase (Decrease) In Cash                         21,573

Cash Beginning                                           58,332
                                                       --------
Cash Ending                                              79,905
                                                       ========

                        REDHEADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                 CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
                      FOR THE PERIOD ENDING MARCH 30, 1997

                                                  PREFERRED     COMMON       PAID-IN      ACCUMULATED
                                                    STOCK       STOCK        CAPITAL        DEFICIT
                                                  ---------------------------------------------------
BALANCE AT DECEMBER 29, 1996                           107       7,244     13,887,520     (35,437,302)

Net loss for thirteen weeks ended March 30, 1997                                             (577,418)
                                                  ---------------------------------------------------
BALANCE AT MARCH 30, 1997                              107       7,244     13,887,520     (36,014,720)
                                                  ===================================================

                         REDHEADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       STATEMENT OF INFORMATION FURNISHED

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 30, 1997 and December 29, 1996, the results of operations for the thirteen weeks March 30, 1997 and March 31, 1996 and the cash flows for the thirteen weeks ended March 30, 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 29, 1996.

         Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 29, 1996.

         Interim results of operations are not necessarily indicative of the results to be expected for a full year.

2.       COMMITMENTS AND CONTINGENCIES

         (a) The Company operates its restaurants under various operating leases expiring through August 2013. The executive offices are located in Yonkers, New York and are leased on a month to month basis. Rent expense for the operations existing at March 30, 1997 for the thirteen week period ending March 30, 1997 and March 31, 1996 was 230,326 and 227,991 respectively. Total rent expense for the thirteen week period ending March 30, 1997 and March 31, 1996 was $230,326 and $516,293 respectively.

Future minimum rent payments

       Fifty-Two/ Fifty-Three Weeks
             Ending December
             ---------------
                  1997                     $ 1,008,313
                  1998                       1,020,423
                  1999                       1,050,893
                  2000                       1,075,642
                  2001                       1,024,824
               Thereafter                   10,448,147
                                           -----------

3.       CAPITALIZATION


Preferred Stock, Convertible 5%

         On September 4, 1994, the Company authorized and issued 220 shares, with a stated value of $10,000, and realized $1,870,000, net of commissions of $330,000. The preferred stock is redeemable by the Company in 1996, at $10,000, per share, and each share of preferred stock is convertible into 1.25 to 4 shares of common stock, depending on market value, subject to restrictions. On February 2, 1995, 22 shares of the preferred stock were converted to 222,222 shares of common stock at a conversion price of $.45 per share, in accordance with the agreement.

Preferred Stock

         The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. The issuance of preferred stock with the voting and non-conversion rights may adversely affect the voting power of holders of common stock, including the loss of voting control of others. The Company has 107,000 shares of Series A 15% preferred stock issued and outstanding as of March 30, 1997 and March 31,1996. The shares are redeemable by the Company's management at any time for $10. per share plus any unpaid dividends. Dividends are cumulative. Liquidating distributions are $10. per share plus any unpaid dividends.


Common Stock

         During the thirteen weeks ended March 30, 1997, the Company did not issue any shares of common stock:


4.       ACQUISITION AND DIVESTITURES OF RESTAURANTS

1) On December 15, 1996, the Company ceased operations in its Smithhaven, New York location. As of December 29, 1996, the Company ceased operations in its Staten Island, New York location. As of December 15, 1996, the Company ceased operations in its Tysons Corner, Virginia location. The long term assets of all operations were written off as of year end 1996.

2) On December 31, 1996 the Company sold the assets of its Tysons Corner restaurant for $200,0000 to Kaboudan International, L.L.C.(the Purchaser). The Purchaser assumed all obligations under the lease on that date. A loss on the sale was recorded as follows:

                                 American Cafe
                         Loss on Sale of Tysons Corner
                               December 15, 1996

        Assets sold
            Leasehold (net)                               91,736
            Furniture and Fixtures (net)                   7,276
            Restaurant Equipment (net)                    204,935
            Plants                                         4,039
                                                        --------
                                   Total                 307,987
            Sales Proceeds                               200,000
                                                        --------
            Gain (Loss)                                 (107,987)
                                                        ========

        Sale proceed were distributed as follows

            Prepetition payment to landlord               53,777
            Other prepetition payable                      5,000
            Escrow (pending cures)                        40,000
            Note receivable                               50,000
            Funds to Magic at closing                     51,223
                                                        --------
                                   Total                 200,000
                                                        ========


         3) While operating under chapter 11 The Company ceased operations at all of its restaurants in the Washington D.C. area. The long term assets of 8 restaurants in the Washington D.C. area. Were written off as of year end 1996.

         4) In August 1996 The Company caused the conversion of its Levittown Long Island Red Robin to a Redheads Bistro/Bar.


5)       INCOME TAXES

         The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the thirteen weeks ended March 30, 1997. The Company's federal state and city tax returns have not yet been filed for the twenty six weeks ended December 29, 1996, the fifty two weeks ended June, 30 1996 and July 2, 1995.

         As of December 29, 1996 the Company had approximately $30,029,000 of net operating loss carryforwards expiring through 2011, available to face future federal income taxes.

         As a result of the change in control of the company is subject to limitations on the future utilization of its federal net operating loss carryforwards. These limitations, described in Section 382 of the Internal Revenue Code, limit the amount of future taxable income which may be offset by pre- change net operating loss and capital loss carryforwards. This limitation is calculated by reference to the value the Company immediately before the change date, multiplied by a discount factor, known as the "long term tax-exempt rate."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(A)      GENERAL

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


(B)      RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THIRTEEN WEEKS ENDED MARCH 30, 1997 AS COMPARED WITH THE THIRTEEN WEEKS ENDED MARCH 31, 1996

       Total revenues decreased $3,746,281, or 62% to $2,320,122 for the thirteen weeks ended March 30, 1997, from $6,066,403 for the thirteen weeks ended March 31, 1996. The decrease was attributable to the closure of eleven locations, all of the remaining he American Cafes (nine locations) and Two Red Robins (Smithhaven and Staten Island). Same stores sales decreased approximately $6,661 or .26% from the same period a year ago. Alcoholic beverage revenues, as a percentage of food and beverage revenues increased to 20.2% for the current year as compared to 17% a year ago.

       Food and beverage expense decreased $1,155,229 or 63% to $673,674 for the thirteen weeks ended March 30, 1997 from $1,828,903 for the thirteen weeks ended March 31, 1996, principally due to the decrease in volume attributable to restaurant closings. Food and beverage expenses as a percentage of food and beverage revenues fell 1% to 29.2% and 30.2% for the thirteen weeks ended March 30, 1997, and March 31, 1996, respectively.

       Restaurant labor and related expenses decreased $1,205,784 or 62% to $737,153 for the thirteen weeks ended March 30, 1997, from $1,942,937 for the thirteen weeks ended March 31, 1996. This was attributable to the closure of eleven restaurants whose numbers were in the March 31, 1996 period and not in March 30, 1997. Restaurant labor expenses as a percentage of food and beverage revenues decreased to 31.7% from 32.0%, in the respective periods.

       Restaurant occupancy expenses decreased $503,780 or 63% to $300,003 for the thirteen weeks ended March 30, 1997, from $803,783 for the thirteen weeks ended March 31, 1996. This was attributable to the closure of eleven restaurants whose numbers were in the March 31, 1996 period and not in March 30, 1997. Restaurant occupancy expenses as a percentage of food and beverage revenues decreased to 12.9% from 13.3%, in the respective periods.

       Other operating expenses decreased $1,043,315 or 64.5% to $526,036 for the thirteen weeks ended March 30, 1997, from $1,569,351 for the thirteen weeks ended March 31, 1996. This was also attributable to the closure of eleven restaurants in the current period as compared to the same period a year ago. Other operating expenses consist mainly of utilities, supplies, royalties, insurance, maintenance and other overhead items. Other operating expenses as a percentage of food and beverage revenues decreased to 22.7% from 25.9%, in the respective periods.

       Depreciation decreased $227,645 or 73.6% to $81,664 for the thirteen weeks ended March 30, 1997, from $309,309 for the year ended March 31, 1996. This decrease is attributable to the depreciation of fixed asset additions in connection with the eleven restaurants in the prior period, which were not in operation in the current period.

       General and administrative expenses decreased $98,890 or 37% to $168,465 for the thirteen weeks ended March 30, 1997, from $267,354 for the thirteen weeks ended March 31, 1996. This decrease can be mainly attributed to reduction in management and supervisory personnel. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses. General and administrative expenses as a percentage of revenues increased to 7.3% from 4.4%, in the respective periods.

       Interest income (expense) increased $89,119 or 82% to $(197,840) for the thirteen weeks ended March 30, 1997 from $(108,721) for the thirteen weeks ended March 31, 1996, principally as a result of interest incurred in connection with DIP financing. Interest income (expense) as a percentage of revenues increased to 8.5% from 1.8%, in the respective periods.

       Other income (expense) increased $232,500 or 204% to $(118,455) for the thirteen weeks ended March 30, 1997 from $114,045 for the thirteen weeks ended March 31, 1996, primarily due to lost banquet and video revenue from the closed American Cafes in addition to one time miscellaneous income adjustment in the period ending March 31, 1996. Other income (expense) as a percentage of revenues increased to 5.1% from 1.8%, in the respective periods

       Reorganization expense decreased $322,232 or 77.4% to $102,264 for the thirteen weeks ended March 30, 1997 from $$416,482 for ended March 31, 1997 principally as a result of a decrease in professional fees from attorneys and GMB management fees. Reorganization expense as a percentage of revenues increased to 4.1% from 6.9%, in the respective periods.

       The Company's net loss decreased $488,974 or 45.9% to $577,418 for the thirteen weeks ended March 30, 1997, from $1,066,392 for the thirteen weeks ended March 31, 1996.


(C)    LIQUIDITY AND CAPITAL RESOURCES

       As of March 30, 1997, the Company had a net cash balance of $79,905. While cash of $99,000 was used for acquisitions of new equipment, the cash balance increased by $21,573 due to net decrease of $790,043 from operating and a net increase of $813,380 financing activities.

       The Company does not have trade accounts receivable, since sales are for cash or by credit card receipts, which are usually paid within one week. The Company does not maintain substantial inventories due to the relatively brief shelf life and frequent turnover of food products and liquor. The restaurants receive deliveries of food not less frequently than every other day and deliveries of liquor several times each week. Additionally, since the bankruptcy, the Company has unable to obtain trade credit for purchasing food, liquor, and restaurant supplies. As a result, the Company has been making payments on a COD basis. Upon emergence from bankruptcy the Company will seek to reestablish terms with its trade vendors.

       The Company anticipates that it may continue to incur losses in the near term as it continues to integrate operating margin improvement programs into its existing restaurants. However, the Company believes, although there can be no assurance, that these programs will achieve profitability and enhance its working capital position.

                            PART II OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS.

GENERAL

       On December 30, 1996 the second amended plan of reorganization was approved by the Bankruptcy Court. Pursuant to the Plan, the Bankruptcy Court retained jurisdiction to hear and determine any objections to claims. Certain prepetition unsecured claims against the Company, subject to resolution and discharge in the Chapter 11 cases, have not been resolved. However pursuant to the Plan, 125,000 shares of the Company's Common Stock are allocated for distribution to all such claimants, and no other stock or assets of the Company may be claimed by such claimants. As a result, the resolution of such disputed claims will not affect the Company.

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

       In February, 1997 it was noted that Dining Ala Card (DAC) began unauthorized withdrawals totaling approximately $66,224 from the Company's bank accounts during the period April 18, 1996 until February 11,1997. Upon inquiry of the deductions, the company was informed they were for funds received on February 11, 1996 (post petition). Further inquiry by the company revealed the bank account DAC alleged to wire the money to had been closed November, 1994 (this was confirmed with the bank). During later communication, a DAC representative confirmed the Company did not receive any post petition funding. The representative went on to say any reimbursement decision might best be resolved in the bankruptcy court. The company has since sought relief from the courts. The Company believes that an adverse decision to the Company in this matter will not materially affect the Company's operations.

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

       Other than as discussed in this Item 1, there are no other legal proceedings to which the Company is a party that are material to the Company's business.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

       All equity interests outstanding prior to the Plan Effective Date of May 30, 1997, were canceled and extinguished without compensation. See Section "Management Discussion and Analysis" for further discussion on securities.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

       On December 30, 1996 the second amended plan of reorganization was approved by the Bankruptcy Court. All securities, except as expressly provided in the plan, and other documents representing or giving rise to claims or equity interests in Magic Restaurants, Inc. and the subsidiaries shall be deemed to be canceled and holders of such documents/instruments shall have no rights arising from the documents/instruments, except the rights as expressly provided in the plan.

ITEM 4.         OTHER INFORMATION

       On December 15, 1996, the Company ceased operations in its Smithhaven, New York location. As of December 29, 1996, the Company ceased operations in its Staten Island, New York location. As of December 15, 1996, the Company ceased operations in its Tysons Corner, Virginia location. The long term assets of both operation were written off as of year end 1996.

       In March, 1997 the company, in an effort to improve earnings, ended promotional programs with Transmedia and In Good Taste (IGT). After analysis it was determined that promotional incentives could be created internally at less cost than through Transmedia or IGT.

ITEM 5.         EXHIBITS AND REPORTS ON FORM 8-K

       (A)      Exhibits Filed

                None

       (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended March 30, 1997:

                None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              REDHEADS, INC.




Date: March 31, 1998                                 By: /s/  Charles Olson, Jr.
      -----------------------                            -----------------------
                                                         Charles Olson, Jr.
                                                         Chief Executive Officer