Form 10QSB
period 1997-06-29
REDHEADS INC /DE/
filed 1998-04-02
CIK 837596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 29, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) EXCHANGE ACT
     For the transition period from           to

                         Commission file number 0-17975

                                 REDHEADS, INC.
           (Exact name of business issuer as specified in its charter)

                  Delaware                               95-4169432
        (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)


             Fifty South Buckhout Street, Irvington, New York 10533
                    (Address of principal executive offices)

                                 (914) 591-4444
                           (Issuer's telephone number)


         (Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes. . No.X..

               APPLICATION ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes...No.X.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,386,439 as of December 28, 1997.

                         REDHEADS, INC. AND SUBSIDIARIES

                                      INDEX

PART I                        FINANCIAL INFORMATION

                                                                                                 Page No.
                                                                                                 --------
Item 1.           Financial Statements

                  Consolidated Balance Sheet as of May 25, 1997 (audited), June
                    29, 1997 (unaudited) and December 29, 1996
                    (audited)......................................................................      3

                  Consolidated Statement of Operations for the eight weeks ending
                    May 25, 1997, five weeks ended June 29, 1997 and thirteen
                    Ended June 30, 1996
                    (Unaudited)....................................................................      4

                  Consolidated Statement of Operations for the twenty one weeks ending
                    May 25, 1997, five weeks ended June 29, 1997 and twenty six
                    Ended June 30, 1996
                    (Unaudited)....................................................................      5

                  Consolidated Statement of Cash Flows as of May 25, 1997 (unaudited),
                    June 29, 1997 (unaudited) and December 29, 1996
                    (audited)......................................................................      6

                  Consolidated Statement of Accumulated Deficit
                    For the twenty six weeks ended June 29, 1997
                    (Unaudited)....................................................................      7

                  Notes to Consolidated Financial Statements
                    (Unaudited)....................................................................   8-11

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................................................  11-19

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings................................................................  20-21

Item 2.           Changes in Securities............................................................     21

Item 3.           Defaults Upon Senior Securities..................................................     21

Item 4.           Other Information................................................................     22

Item 5.           Exhibits and Reports on Form 8-K.................................................     22

Signature Page    .................................................................................     23



                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                        REDHEADS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                        REDHEADS, INC. AND SUBSIDIARIES

                                                                   May                  June               December
ASSETS                                                           25, 1997             29, 1997             29, 1996
-------------------------------------------------------        -----------          -----------          -----------
CURRENT ASSETS
   Cash ................................................           144,554              102,377               58,332
   Accounts Receivable - Credit Cards ..................            39,194              102,484                    0
   Inventories .........................................            72,324               89,780               80,840
   Other Current Assets                                          2,052,242            1,575,181              293,057
                                                                ----------           ----------          -----------
TOTAL CURRENT ASSETS ...................................         2,308,314            1,869,821              432,229

   Fixed Assets ........................................         1,943,396            2,095,719            1,942,966
   Other Assets ........................................           186,617              392,556              296,668
   Long Term Note Receivable ...........................           684,777              680,862                    0
                                                                ----------           ----------          -----------
TOTAL LONG TERM ASSETS .................................         2,814,790            3,169,137            2,239,634
TOTAL ASSETS ...........................................         5,123,104            5,038,958            2,671,863
                                                                ==========           ==========          ===========

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Liabilities Subject to compromise ...................                 0                    0           15,415,682
   Trade accounts ......................................           388,048              329,406            3,739,586
   Notes Payable .......................................           201,581              234,090                  (A)
   Sales and payroll taxes payable .....................            53,549               69,020               99,496
   Current portion of long-term debt ...................            34,973                 (27)            2,979,530
   Loans Payable - Taxes ...............................           381,605              381,605                    0
   Reserves for Liabilities ............................           176,539              170,957
   Accrued Expenses ....................................           641,946              643,484                  (A)
                                                                ----------           ----------           ----------
TOTAL CURRENT LIABILITIES ..............................         1,878,241            1,828,534           22,234,295

   LONG-TERM DEBT ......................................                 0                    0                    0

COMMITMENTS & CONTINGENCIES REDEEMABLE 5% CUMULATIVE
   CONVERTIBLE PREFERRED STOCK
   10,000 Preferred stock - $10, par value; authorized -
   shares issued and outstanding - 198 .................                 0                    0            1,980,000

STOCKHOLDERS' DEFICIT
   Series A 8% Cumulative Exchangeable $.001
   par value; authorized - 2,006,000; issued and
   outstanding - 5,333 shares as of May 25, 1997 and
   June 29, 1997, respectively .........................            40,000               40,000                    0

   Series A 8% Cumulative Exchangeable $.001
   par value; authorized - 15,000; issued and
   outstanding - 11,333 shares as of May 25, 1997
   and June 29, 1997, respectively .....................            85,000               85,000                  107

   Series A 12% Cumulative Convertible $.001 par value;
   authorized - 5,000,000; issued and outstanding -
   23,442 shares as of May 25, 1997 and 28,755 June 29,
   1997.................................................           175,815              215,815

   Common stock - $.001 par value; authorized -
   23,024,000 shares; issued and outstanding - 2,235,743
   shares as of May 25, 1997 and June 29, 1997,
   respectively, and 7,224,000 as of Dec. 29, 1996 .....             2,236                2,236                7,244

   Additional paid-in capital ..........................         1,141,813            1,501,813           13,887,520
   Accumulated deficit .................................                 0              (34,440)         (35,437,302)
                                                               -----------           ----------          -----------
                                                                 1,444,863            1,810,424          (21,542,431)
                                                               -----------           ----------          -----------
   Plus: subscriptions receivable ......................         1,800,000            1,400,000                    0
TOTAL STOCKHOLDERS' EQUITY .............................         3,244,863            3,210,424          (19,562,431)
                                                               -----------           ----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............         5,123,104            5,038,958            2,671,863
                                                               ===========           ==========          ===========

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             8 WEEKS ENDING      5 WEEKS ENDING      13 WEEKS ENDING
                                              MAY 25, 1997        JUNE 29, 1997        JUNE 30, 1996
                                               (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
SALES                                       1,415,733   100.00%    939,309  100.00%   6,629,912  100.00%

COST OF SALES                                 403,433    28.50%    262,457   27.94%   1,985,737   29.95%
                                           ----------            ---------           ----------
GROSS PROFIT                                1,012,300    71.50%    676,852   72.06%   4,644,175   70.05%
                                           ----------            ---------           ----------

OPERATING EXPENSES
  Labor costs                                 437,023    30.87%    293,477   31.24%   2,139,147   32.27%
  Occupancy costs                             206,276    14.57%    101,269   10.78%     823,396   12.42%
  Other Operating Expense                     314,245    22.20%    211,319   22.50%   1,899,754   28.65%
  Depreciation                                 57,363     4.05%     27,933    2.97%     167,889    2.53%
                                                    0     0.00%               0.00%                0.00%
                                           ----------            ---------           ----------
  TOTAL OPERATING EXPENSES                  1,014,907    71.69%    633,998   67.50%   5,030,156   75.87%

                                           ----------            ---------           ----------
INCOME (LOSS) FROM RESTAURANT OPERATION        (2,607)   -0.18%     42,854    4.56%    (385,981)  -5.82%
                                           ----------            ---------           ----------

  General and administrative expenses         442,025    31.22%     57,672    6.14%     344,690    5.20%
                                           ----------            ---------           ----------
INCOME (LOSS) FROM OPERATIONS                (444,631)  -31.41%    (14,818)  -1.58%    (730,671) -11.02%
                                           ----------            ---------           ----------

OTHER INCOME (EXPENSE)
  Interest income (expense)                  (126,024)   -8.90%     11,789    1.26%    (193,318)  -2.92%
  Other income (expense) net                   96,297     6.80%     (6,514)  -0.69%      35,300    0.53%
                                           ----------            ---------           ----------
  TOTAL OTHER INCOME (EXPENSE)                (29,727)   -2.10%      5,275    0.56%    (158,018)  -2.38%

REORGANIZATION EXPENSE
  Professional fees                          (375,852)  -26.55%    (11,697)  -1.25%    (254,647)  -3.84%
  Loss on abandonment or disp. of rest.s            0     0.00%          0    0.00%           0    0.00%
  Forgiveness of Debt                      16,072,400  1135.27%    (13,200)  -1.41%           0    0.00%
  Closing of American Cafe restaurants                    0.00%          0    0.00%  (2,391,159) -36.07%
                                           ----------            ---------           ----------

  TOTAL OTHER INCOME (EXPENSE)             15,696,548  1108.72%    (24,897)  -2.65%  (2,645,806) -39.91%
                                           ----------            ---------           ----------

                                           ----------            ---------           ----------
  NET INCOME (LOSS)                        15,222,189  1075.22%    (34,440)  -3.67%  (3,534,495) -53.31%
                                           ==========            =========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                               7,154,549            2,234,744            7,244,000

INCOME (LOSS) PER COMMON SHARE                   2.13                (0.02)               (0.49)

                        REDHEADS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               21 WEEKS ENDING       5 WEEKS ENDING        26 WEEKS ENDING
                                                MAY 25, 1997          JUN 29, 1997          JUNE 30, 1996
                                                (UNAUDITED)           (UNAUDITED)            (UNAUDITED)
SALES.......................................   3,735,855  100.00%     939,309   100.00%   12,696,314   100.00%
COST OF SALES...............................   1,077,107   28.83%     262,457    27.94%    3,814,640    30.05%
                                              ----------            ---------             ----------
GROSS PROFIT................................   2,658,747   71.17%     676,852    72.06%    8,881,674    69.95%
                                              ----------            ---------             ----------
OPERATING EXPENSES
    Labor costs.............................   1,174,177   31.43%     293,477    31.24%    4,082,084    32.15%
    Occupancy rates.........................     506,279   13.55%     101,269    10.78%    1,627,179    12.82%
    Other Operating Expense.................     840,281   22.49%     211,319    22.50%    3,469,105    27.32%
    Depreciation............................     139,027    3.72%      27,933     2.97%      477,168     3.76%
                                              ----------            ---------             ----------
    TOTAL OPERATING EXPENSES................   2,659,763   71.20%     633,998    67.50%    9,655,536    76.05%
                                              ----------            ---------             ----------

INCOME (LOSS) FROM RESTAURANT OPERATION.....      (1,015)  -0.03%      42,854     4.56%     (773,861)   -6.10%
                                              ----------            ---------             ----------
    General and administrative expenses.....     610,489    16.34%     57,672     6.14%      612,044     4.82%
                                              ----------            ---------             ----------
INCOME (LOSS) FROM OPERATIONS...............    (611,505)  -16.37%    (14,818)   -1.58%   (1,385,906)  -10.92%
                                              ----------            ---------             ----------

OTHER INCOME (EXPENSE)
    Interest income (expense)...............    (323,864)   -8.67%     11,789     1.26%     (302,039)   -2.38%
    Other income (expense) net..............     (22,158)   -0.59%     (6,514)   -0.69%      149,345     1.18%
                                              ----------            ---------             ----------
    TOTAL OTHER INCOME (EXPENSE)............    (346,022)   -9.26%      5,275     0.56%     (152,694)   -1.20%

REORGANIZATION EXPENSE
    Professional fees.......................    (478,116)  -12.80%    (11,697)   -1.25%     (671,129)   -5.29%
    Loss on abandonment or disposal of rest.       8,014     0.21%          0     0.00%            0     0.00%
    Forgiveness of Debt.....................  16,072,400   430,22%    (13,200)   -1.41%            0     0.00%
    Closing of American Cafe restaurants....           0     0.00%          0     0.00%   (2,391,159)  -18.83%
                                              ----------            ---------             ----------
    TOTAL OTHER INCOME (EXPENSE)............  15,602,298   417.64%    (24,897)   -2.65%   (3,062,288)  -24.12%
                                              ----------            ---------             ----------
    NET INCOME (LOSS).......................  14,644,771   392.01%    (34,440)   -3.67%   (4,600,888)  -36.24%
                                              ==========            =========             ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING.............................   7,209,923            2,234,744              7,244,000

INCOME (LOSS) PER COMMON SHARE..............        2.03                (0.02)                 (0.64)

                        REDHEADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     DEC 96-MAY 97      MAY 97-JUN 97    JUN 96-DEC 96
CASH FLOW FROM OPERATING ACTIVITY
     Net Income (Loss)                                 14,644,771          (34,440)       (3,126,413)
     Depreciation Amortization                            139,027           27,933           333,814
     Decrease (Increase) In Inventory                       8,516          (17,456)          151,699
     Decrease (increase) In Other Current Assets
          And Accounts Receivable                      (1,798,380)         413,772           210,422
     Decrease (Increase) In Other Assets                 (574,725)        (202,024)          220,111
     Loss On Sale Of Asset                                 (8,014)               0         1,377,001
     Restructuring Expense                                478.116           11.697                 0
     Forgiveness Of Debt                              (16,072,400)          13,200                 0
     Increase (Decrease) In Trade Accounts And
          Notes Payable                                         0                0                 0
     And Accrued Expenses                             (17,923,693)         (24,595)         (242,231)
     Increase (Decrease) In Sales And
          Payroll Taxes Payable                           (45,947)          15,470           (75,124)
               NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES                   (21,152,730)         203,558        (1,190,717)

CASH FLOW FROM INVESTING ACTIVITY
     (Increase) Decrease In C.I.P. And Fixed Assets      (139,457)        (180,256)         (676,518)
     Increase (Decrease) In Cash Due To/From
          Affiliated Co'S                                       0                0                 0
               NET CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES                      (139,457)        (180,256)         (676,518)

CASH FLOW FROM FINANCING ACTIVITY
     Increase (Decrease) In Long Term Debt             (2,944,557)         (35,000)        1,655,000
     Increase (Decrease) In Loans Payable                 381,605                0                 0
     Increase (Decrease) In Reserve For Taxes             176,539           (5,582)                0
     Change To Paid In Capital                         23,649,121          335,103                 0
     Change To Preferred Cumulative Preferred          (1,940,107)               0                (0)
     Change To Preferred Cumulative Preferred              85,000                0                 0
     Change To Preferred Cumulative Preferred             175,815           40,000                 0
     Change To Common Stock                                (5,008)               0                (0)
     Change To Preferred Stock Subscribed               1,800,000         (400,000)                0
               NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                    21,378,408          (65,479)        1,654,999

     Increase (Decrease) In Cash                           86,222          (42,177)         (212,235)

Cash Beginning                                             58,332          144,554           270,567

Cash Ending                                               144,554          102,377            58,332

                        REDHEADS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT

                                  TOTAL                                        PIC
                               STOCKHOLDER PREFERRED PREFERRED  PREFERRED   PREFERRED    COMMON    PAID-IN   PREFERRED   RETAINED
                                 EQUITY      STOCK   STOCK/LEV  STOCK/MRI     STOCK      STOCK     CAPITAL  STOCK SUBS.  EARNINGS
                               ---------------------------------------------------------------------------------------------------
BALANCE AT MAY 25, 1997                  0        0         0            0           0          0           0           0        0
Exch 400,000 of
  Prepetition Liabilities
  for 5,333 Sub Preferred         400,000   400,000
Exch 1,758,150 Series B
  Senior Notes for 23,442
  MRI Preferred                 1,758,150                        1,758,150
Exch 850,000 of Prepetition
  Secured Keybro claims
  for 11,333 subpreferred         850,000             850,000
Exch 2,250,000 of Series A
  Senior Notes Interest of
  $325,000 for 1,896,983
  of Common Stock @ 1.50 PS     2,845,745                                                   1,897   2,844,326                 (749)
Exch 830,000 of prepetition
  Trade & Misclaims for
  125,000 shares of
  Common Stock @ 1.50 PS          187,500                                                     125     187,375
Exch 1,882,000 of Post
  Petition Liabilities for
  213,260 Shares of Common
  Stock @ 1.50 PS                 319,890                                                     213     319,677

Record 5005 HRS Consulting              0                                                       1       1,650               (1,650)

Revalue preferred to exchange
  value (1 to 58 hrs)                   0  (360,000) (765,000)  (1,582,335)                         2,707,335
Reclass Apic to Preferred               0                                    1,446,826             (1,446,826)
Accrue additional liability                                                                                 0
Eliminate against
  accumulated deficit          (4,611,138)                                                         (4,611,138)
Stocks subscribed - 23,225
  shares of MRI
  Preferred Stock               1,800,000                                                                       1,800,000
                               ---------------------------------------------------------------------------------------------------
BALANCE AT MAY 25, 1997         3,549,877    40,000    85,000      175,815   1,446,826      2,236       2,399   1,800,000   (2,399)
                               ===================================================================================================

Paras recorded                  3,549,876      5.33     11.33        28.78                    125   2,149,705   1,400,000
Preferred stock subscribed              0                                                            (400,000)    400,000
Increase preferred to EMV
  of conversion                         0   399,995   849,989    1,758,121                         (3,008,105)
Reclass PIC common to
  common @ PAR                          0                                                     213        (213)
Reclass PIC common to
  common @ PAR                          0                                                       1          (1)
Reclass PIC common to
  common @ PAR                          0                                                    1,897     (1,897)
Reclass PIC common to
  PIC Preferred                         0                                        2,397                 (2,397)
Reclass PIC common to
  PIC Preferred                         0                                    1,446,826             (1,446,826)
Revalue preferred to
  exchange value
  (1 to 10 shares)                      0  (320,000) (680,000)  (1,406,520)                         2,406,520
ADJ Exchange Value
  (from 10 to 5 shrs)                   0   (40,000)  (85,000)    (175,815)                           300,815
Record Legal Expense/
  Liability                      (305,012)                                                                                (305,012)
Eliminate negative
  over caused by
  liability accrual                     0                                     (307,411)                                    307,411
                               ---------------------------------------------------------------------------------------------------
BALANCE AT MAY 25, 1997         3,244,863    40,000    85,000     175,815    1,141,812      2,236           0   1,800,000        0
                               ===================================================================================================

                                  TOTAL                                        PIC
                               STOCKHOLDER PREFERRED PREFERRED  PREFERRED   PREFERRED    COMMON    PAID-IN   PREFERRED   RETAINED
                                 EQUITY      STOCK   STOCK/LEV  STOCK/MRI     STOCK      STOCK     CAPITAL  STOCK SUBS.  EARNINGS
                               ---------------------------------------------------------------------------------------------------
BALANCE AT MAY 25, 1997        3,244,863     40,000    85,000     175,815    1,141,812      2,236           0   1,800,000        0
Receipt of Preferred
  Stock Subs                           0                                       400,000                           (400,000)
Record preferred 5,333
  shares at PAR                        0                                5           (5)
Revalue preferred stock
  to Exchange Value
  (1 to 5 at $1.50)                    0                           39,995      (39,995)
Net Income June 1997             (34,440)                                                                                  (34,440)
                                       0
                                       0
                               ---------------------------------------------------------------------------------------------------
BALANCE AT JUNE 29, 1997       3,210,424     40,000    85,000    215,815     1,501,813      2,236          0   1,400,000   (34,440)
                               ===================================================================================================
SHARES OUTSTANDING
  AT JUNE 29, 1997                            5,333    11,333     28,775                 2,335,743

                         REDHEADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       STATEMENT OF INFORMATION FURNISHED

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 29, 1997 and December 29, 1996, the results of operations for the thirteen weeks June 29, 1997 and March 31, 1996 and the cash flows for the thirteen weeks ended June 29, 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 29, 1996.

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

2.       COMMITMENTS AND CONTINGENCIES

         (a) The Company operates its restaurants under various operating leases expiring through August 2013. The executive offices are located in Irvington, New York and are leased on a month to month basis. Rent expense for the operations existing at June 29, 1997 for the thirteen week period ending June 29, 1997 and June 30, 1996 was 222,080 and 193,143 respectively. Total rent expense for the thirteen week period ending June 29, 1997 and June 30, 1996 was $233,009 and $592,281 respectively.

Future minimum rent payments

       Fifty-Two/ Fifty-Three Weeks
             Ending December
             ---------------
                  1997                          $   972,313
                  1998                            1,020,423
                  1999                            1,050,893
                  2000                            1,075,642
                  2001                            1,024,824
               Thereafter                        10,448,147
                                                -----------

3.       CAPITALIZATION


Preferred Stock, Convertible 5%

         All equity interests outstanding prior to the Plan Effective Date of May 30, 1997, were canceled and extinguished without compensation.


Preferred Stock

         All equity interests outstanding prior to the Plan Effective Date of May 30, 1997, were canceled and extinguished without compensation.


Common Stock

         All equity interests outstanding prior to the Plan Effective Date of May 30, 1997, were canceled and extinguished without compensation. A further discussion of capitalization is in the section titled "The Reorganization Plan", to follow.


4.       ACQUISITION AND DIVESTITURES OF RESTAURANTS

1) While operating under chapter 11 The Company ceased operations at all of its restaurants in the Washington D.C. area. The long term assets of 8 restaurants in the Washington D.C. area. Were written off as of year end 1996.

2) In August 1996 The Company caused the conversion of its Levittown Long Island Red Robin to a Redheads Bistro/Bar.

3) On December 15, 1996, the Company ceased operations in its Smithhaven, New York location. As of December 29, 1996, the Company ceased operations in its Staten Island, New York location. As of December 15, 1996, the Company ceased operations in its Tysons Corner, Virginia location. The long term assets of all operations were written off as of year end 1996.

4) On December 31, 1996 the Company sold the assets of its Tysons Corner restaurant for $200,0000 to Kaboudan International, L.L.C.(the Purchaser). The Purchaser assumed all obligations under the lease on that date. A loss on the sale was recorded as follows:

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
                                      ========

5) On June 11, 1997 the Bankruptcy Court overseeing the Chapter 11 cases of Red One, Inc., Mr. Gallagher entered an order authorizing the sale of the Redheads Bistro/Bar concept and the Middletown Redheads Bistro/Bar facility to the Company. The Company purchased the trade name, trade dress elements, and all related intellectual property rights in the Redheads Bistro/Bar concept for $100,000, and purchased the Middletown Redheads Bistro/Bar for $175,000 cash, plus assumption of the underlying lease. The closing of this sale occurred on June 23, 1997, and ownership of the Redheads concept and the Middletown Redheads Bistro/Bar transferred to the Company. No appeals of the order authorizing the sale were filed, and the property was transferred, by the Bankruptcy Court order, free and clear of all liens, claims, and encumbrances.

5.                INCOME TAXES

         The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the thirteen weeks ended June 29, 1997. The Company's federal state and city tax returns have not yet been filed for the twenty six weeks ended December 29, 1996, the fifty two weeks ended June, 30 1996 and July 2, 1995.

         As of December 29, 1996 the Company had approximately $30,029,000 of net operating loss carry forwards expiring through 2011, available to face future federal income taxes.

       As a result of the change in control of the company is subject to limitations on the future utilization of its federal net operating loss carry forwards. These limitations, described in Section 382 of the Internal Revenue Code, limit the amount of future taxable income which may be offset by pre-change net operating loss and capital loss carry forwards. This limitation is calculated by reference to the value the Company immediately before the change date, multiplied by a discount factor, known as the "long term tax-exempt rate"


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         RESTAURANT LOCATIONS
         LOCATION              PRESENT CONCEPT       EST. SEATING      SQ. FOOTAGE               TERM(1)
         Brooklyn, NY             Red Robin              250              6,500           May 1986-Jan. 2005
         Levittown, NY            Redheads               340             10,000           Sept 1993-Aug 2013
         Yonkers, NY              Red Robin              260              7,500           July 1987-June 2012
         Middletown, NJ           Redheads               210              6,000           Apr 1991-Mar 2006
         Secaucus, NJ             Red Robin              250              8,250           Oct 1989-Sept 2009

         (1)      Assumes that company exercises all extension options.

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

         Postpetition Series A Notes. The holders of $2,520,000 of the Postpetition Series A Notes received 1,896,983 shares of the Company's Common Stock in exchange for their notes and interest due of approximately $325,000. $35,000 of Series A Notes remained intact.

         Postpetition Series B Notes. Teleferscot, the holder of $1,700,000 in Postpetition Series B Notes received 23,442 shares of the Company's newly issued Series A Preferred Stock in exchange for the notes and interest due of approximately $58,150. The holder of the Series A Preferred Stock is authorized under the terms thereof to exchange one share of Series A Preferred Stock for
(a) 5 shares of Common Stock through May 30, 1998, (b) 3.75 shares of Common Stock from May 31, 1998 through May 30, 1999, and (c) 3 shares of Common Stock from May 31, 1999 through May 30, 2000. The Series A Preferred Stock carries a $75 liquidation preference per share (plus accrued and unpaid dividends) and is callable by the Company at any time at the liquidation preference price. The Series A Preferred Stock also grants the Company an option to repurchase a percentage of the Series A Preferred Stock, each year, at $75 per share commencing on May 30, 2000. If the Company exercised all such options it would retire the Series A Preferred Stock by May 30, 2004.

         Postpetition Liabilities. Approximately $1,882,000 of postpetition liabilities were exchanged for 5,333 shares of newly issued Subsidiary Preferred Stock and 213,760 shares of newly issued Common Stock. The holders of the Subsidiary Preferred Stock are authorized under the terms thereof (with the Company's consent), to exchange one share of Preferred Stock for (a) 5 shares of Common Stock through May 30, 1998, (b) 3.75 shares of Common Stock through May 30, 1999, and (c) 3 shares of Common Stock through May 30, 2000. The Subsidiary Preferred Stock carries a $75 liquidation preference per share (plus accrued and unpaid dividends) and is callable by the Company at any time at the liquidation preference price. The present holder of all Subsidiary Preferred Stock is Red Robin International, which holds 1,778 shares of Subsidiary Preferred Stock of R.B.B. of Secaucus, Inc., 1,777 shares of R.B.B. of Yonkers, Inc. and 1,777 shares of R.B.B. of Levittown, Inc. Approximately $1,227,025 of postpetition liabilities remain intact, $500,000 of which is to professionals retained in the bankruptcy case in addition to approximately 382,000 in tax claims.
No interest will accrue on the outstanding unpaid balances.

         Secured Claims. Secured claims of approximately $1,207,000 (including interest of approximately $197,000) were exchanged for $209,000 in cash, and 11,333 shares of Levittown Preferred Stock. The present holder of this Levittown Preferred Stock is Keybro Enterprises, Inc., with 11,333 shares.

         Trade and Other Miscellaneous Claims. The holders of approximately $13,456,000 of trade and miscellaneous claims received 125,000 shares of Common Stock of the Company, to be shared pro rata among certain of the claimants. Approximately $26,000 of these liabilities remain intact.

         Pre-Plan Effective Date Equity Interests. All equity interests outstanding prior to the Plan Effective Date were canceled and extinguished without compensation.


(B)      RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -THE THIRTEEN WEEKS ENDED JUNE 29, 1997 AS COMPARED WITH THE THIRTEEN WEEKS ENDED JUNE 30, 1996

       Total revenues decreased $4,274,870, or 64% to $2,355,042 for the thirteen weeks ended June 29, 1997, from $6,629,912 for the thirteen weeks ended June 30, 1996. The decrease was attributable to the closure of eleven locations, all of the remaining he American Cafes (nine locations) and Two Red Robins (Smithhaven and Staten Island). Same stores sales decreased approximately $26,661 or 1% from the same period a year ago. Alcoholic beverage revenues, as a percentage of food and beverage revenues increased to 20.0% for the current year as compared to 16.5% a year ago.

       Food and beverage expense decreased $1,319,847 or 66.5% to $665,890 for the thirteen weeks ended June 29, 1997 from $1,985,737 for the thirteen weeks ended June 30, 1996, principally due to the decrease in volume attributable to restaurant closings. Food and beverage expenses as a percentage of food and beverage revenues fell 1.7% to 28.3% for the thirteen weeks ended June 29, 1997, from 30% thirteen weeks ended June 30, 1996, respectively.

       Restaurant labor and related expenses decreased $1,408,647 or 65.9% to $730,500 for the thirteen weeks ended June 29, 1997, from $2,139,147 for the thirteen weeks ended June 30, 1996. This was attributable to the closure of eleven restaurants whose numbers were in the June 30, 1996 period and not in June 29, 1997. Restaurant labor expenses as a percentage of food and beverage revenues decreased 1.3% to 31.0% from 32.3%, in the respective periods.

       Restaurant occupancy expenses decreased $515,851 or 63% to $307,545 for the thirteen weeks ended June 29, 1997, from $823,396 for the thirteen weeks ended June 30, 1996. This was attributable to the closure of eleven restaurants whose numbers were in the June 30, 1996 period and not in June 29, 1997. Restaurant occupancy expenses as a percentage of food and beverage revenues increased .6% to 13% from 12.4%, in the respective periods.

       Other operating expenses decreased $1,374,190 or 72.3% to $525,654 for the thirteen weeks ended June 29, 1997, from $1,899,754 for the thirteen weeks ended June 30, 1996. This was also attributable to the closure of eleven restaurants in the current period as compared to the same period a year ago. Other operating expenses consist mainly of utilities, supplies, royalties, insurance, maintenance and other overhead items. Other operating expenses as a percentage of food and beverage revenues decreased 6.3% to 22.3% from 28.6%, in the respective periods.

       Depreciation decreased $82,562 or 49.2% to $85,296 for the thirteen weeks ended June 29, 1997, from $167,859 for the year ended June 30, 1996. This decrease is attributable to the depreciation of fixed asset additions in connection with the eleven restaurants in the prior period, which were not in operation in the current period.

       General and administrative expenses increased $155,007 or 45% to $499,697 for the thirteen weeks ended June 29, 1997, from $344,690 for the thirteen weeks ended June 30, 1996. This increase can be mainly attributed to a one time $228,136 stock compensation paid, in May 1997, to officers and employees for services. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses. General and administrative expenses as a percentage of revenues increased to 21.2% from 5.2%, in the respective periods.

       Interest income (expense) decreased $79,083 or 41% to $(114,235) for the thirteen weeks ended June 29, 1997 from $(193,318) for the thirteen weeks ended June 30, 1996, principally as a result of interest incurred in connection with DIP financing converted to equity in May 1997 and revenue recognized on receivables. Interest income (expense) as a percentage of revenues increased to 4.8% from 2.9%, in the respective periods.

       Other income (expense) increased $54,483 or 154% to $89,783 for the thirteen weeks ended June 29, 1997 from $35,300 for the thirteen weeks ended June 30, 1996, due to the reversal of a $200,000 reserve for the non performing loan for the 1995 sale of the Carmella Cafes. Other income (expense) as a percentage of revenues increased to 3.3% from 0.5%, in the respective periods

       Professional Fees increased $132,901 or 52.2% to $387,549 for the thirteen weeks ended June 29, 1997 from $254,647 for ended June 30, 1996 principally as a result of a increase in attorneys fees related to the bankruptcy. Reorganization expense as a percentage of revenues increased 13.6% to 16.5% from 3.84%, in the respective periods

       The company recognized a one time gain for the thirteen weeks ended June 29, 1997, from the forgiveness of debt of $16,059,200. This resulted primarily from the writeoff of prepetition trade claims (see Accountants discussion and analysis for further information). In addition the thirteen weeks ended June 30, 1996 there was a loss on the closing of American Cafes of $2,391,159.

       The Company's net income increased $18,722,245 or 530.% to $15,187,749 for the thirteen weeks ended June 29, 1997, from ($3,534,495) for the thirteen weeks ended June 30, 1996

RESULTS OF OPERATIONS -THE TWENTY SIX WEEK ENDED JUNE 29, 1997 AS COMPARED WITH THE TWENTY SIX WEEKS ENDED JUNE 30, 1996

       Total revenues decreased $8,021,150, or 62% to $4,675,164 for the twenty six weeks ended June 29, 1997, from $12,696,314 for the twenty six weeks ended June 30, 1996. The decrease was attributable to the closure of eleven locations, all of the remaining he American Cafes (nine locations) and Two Red Robins (Smithhaven and Staten Island). Alcoholic beverage revenues, as a percentage of food and beverage revenues increased to 20.1% for the current year as compared to 16.7% a year ago.

       Food and beverage expense decreased $2,475,076 or 65% to $1,339,564 for the twenty six weeks ended June 29, 1997 from $3,814,640 for the twenty six weeks ended June 30, 1996, principally due to the decrease in volume attributable to restaurant closings. Food and beverage expenses as a percentage of food and beverage revenues fell 1.4% to 28.6% and 30.0% for the twenty six weeks ended June 29, 1997, and June 30, 1996, respectively.

       Restaurant labor and related expenses decreased $2,614,431 or 64% to $1,467,653 for the twenty six weeks ended June 29, 1997, from $4,082,084 for the twenty six weeks ended June 30, 1996. This was attributable to the closure of eleven restaurants whose numbers were in the June 30, 1996 period and not in June 29, 1997. Restaurant labor expenses as a percentage of food and beverage revenues decreased to 31.4% from 32.2%, in the respective periods.

       Restaurant occupancy expenses decreased $1,019,631 or 63% to $607,547 for the twenty six weeks ended June 29, 1997, from $1,627,179 for the twenty six weeks ended June 30, 1996. This was attributable to the closure of eleven restaurants whose numbers were in the June 30, 1996 period and not in June 29, 1997. Restaurant occupancy expenses as a percentage of food and beverage revenues increased to 13.0% from 12.8%, in the respective periods.

       Other operating expenses decreased $2,417,506 or 69.7% to $1,051,599 for the twenty six weeks ended June 29, 1997, from $3,469,105 for the twenty six weeks ended June 30, 1996. This was also attributable to the closure of eleven restaurants in the current period as compared to the same period a year ago. Other operating expenses consist mainly of utilities, supplies, royalties, insurance, maintenance and other overhead items. Other operating expenses as a percentage of food and beverage revenues decreased 4.8% to 22.5% from 27.3%, in the respective periods.

       Depreciation decreased $310,207 or 65.0% to $166,961 for the twenty six weeks ended June 29, 1997, from $477,168 for the year ended June 30, 1996. This decrease is attributable to the depreciation of fixed asset additions in connection with the eleven restaurants in the prior period, which were not in operation in the current period

       General and administrative expenses increased $56,117 or 9.1% to $668,162 for the twenty six weeks ended June 29, 1997, from $612,044 for the twenty six weeks ended June 30, 1996. This increase can be mainly attributed to a one time $228,136 stock compensation paid, in May 1997, to officers and employees for services. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses. General and administrative expenses as a percentage of revenues increased to 14.3% from 4.8%, in the respective periods.

       Interest income (expense) increased $10,036 or 3.3% to $(312,075) for the twenty six weeks ended June 29, 1997 from $(302,039) for the twenty six weeks ended June 30, 1996, principally as a result of interest incurred in connection with DIP financing. Interest income (expense) as a percentage of revenues increased to 6.7% from 2.4%, in the respective periods.

       Other income decreased $178,018 or 119% to $(28,672) for the twenty six weeks ended June 29, 1997 from $149,345 (income) or the twenty six weeks ended June 30, 1996, primarily due to lost banquet and video revenue from the closed American Cafes in addition to one time adjustments to income, from receivable accounts and accrual reversals, for $285,280 in the period ending June 30, 1996. Other income (expense) as a percentage of revenues decreased to (.6)% from 1.2%, in the respective periods

       Reorganization expense decreased $181,316 or 27.0% to ($489,813) for the twenty six weeks ended June 29, 1997 from $(671,129) for ended June 30, 1997 principally as a result of a decrease in GMB management fees related to the bankruptcy. Reorganization expense as a percentage of revenues increased 5.2%, to 10.48% from 5.3%, in the respective periods

       The company recognized a one time gain for the twenty six weeks ended June 29, 1997, from the forgiveness of debt of $16,059,200. This resulted primarily from the writeoff of prepetition trade claims (see Accountants discussion and analysis for further information). In addition the twenty six weeks ended June 30, 1996 there was a loss on the closing of American Cafes of $2,391,159.

       The Company's net income increased $19,211,219 or 418% to $14,610,331 for the twenty six weeks ended June 29, 1997, from a loss of ($4,600,888) for the twenty six weeks ended June 30, 1996

(C)    LIQUIDITY AND CAPITAL RESOURCES

       OPERATING ACTIVITIES. Since inception, the Company has incurred losses from operations. As of May 25, 1997, the Company had an accumulated deficit of $36,864,531. This was all eliminated through the use of "fresh-start" accounting. During the period May 25, 1997 through June 29, 1997 operations resulted in a loss of $34,440 and the net cash flow provided by operations totaled $180,256.

       As of June 29, 1997, the Company had working capital of $41,287, as compared to negative working capital of $21,802,067 as of December 26, 1996, .

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

       As of June 29, 1997, the Company had a net cash balance of $102,377. Cash of $319,713 was used in investing activities for the acquisition of the Middletown operation, $83,000; increase in construction in progress in Yonkers for the conversion to Redheads concept, $69,000; and the acquisition of new POS equipment at all locations $99,000. The cash balance increased by $44,045 primarily due to the above and due to a net decrease of $20,949,172 from operating and a net increase of $21,312,929 financing activities. Operating activities created net income of $14,610,331 from the following sources; Forgiveness of debt, $16,059,200; net subscription receivable $1,400,000; reversal of Carmella's loan reserve $557,300; purchase of Redheads trade name $100,000; Purchase of Middletown liquor license $100,000 and the reduction in prepetition liabilities resulting from the emergence from bankruptcy $18,253,301. Sources for the above from financing activities of $21,312,929 were; $2,979,557 from conversion of DIP financing to equity; setup of a reserve for possible tax liabilities resulting from prepetition liabilities $381,604; other liabilities and tax reserves (Bowie $101,539) $170,957; the elimination of paid in capital $23,948,225; the elimination of pre-emergence equity and issuance of fresh start equity $1,644,300 and $1,400,000 in preferred stock subscribed.

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

       In February, 1997 it was noted that Dining Ala Card (DAC) made unauthorized withdrawals totaling approximately $66,224 from the Company's bank accounts during the period April 18, 1996 until February 11,1997. Upon inquiry of the deductions, the company was informed they were for funds received on February 11, 1996 (post petition). Further inquiry by the company revealed the bank account DAC alleged to wire the money to had been closed November, 1994 (this was confirmed with the bank). During later communication, a DAC representative confirmed the Company did not receive any post petition funding. The representative went on to say any reimbursement decision might best be resolved in the bankruptcy court. The company has since sought relief from the courts. The Company believes that an adverse decision to the Company in this matter will not materially affect the Company's operations.

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

       In January 1998 The Company came to agreement with Mr. Michael Ezzo of Carmella Cafes with regard to a note held by The Company for the March 6, 1995 sale of the Carmella Cafes. The agreement forgives all unpaid interest through Dec. 31, 1997 ($173,821) and reduces the interest rate from 11% to 7 % contingent on receipt of all payments due on a timely basis. The note was restructured to 7% with a 20 year term and quarterly payments of $12,990.89 commencing April 30, 1998.

       Other than as discussed in this Item 3, there are no other legal proceedings to which the Company is a party that are material to the Company's business.

       The Bankruptcy Court confirmed the Company's plan of reorganization effective, May 30, 1997. On this date the name of the reorganized company was changed to Redheads Bistro Bar, Inc.

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

ITEM 4.         OTHER INFORMATION

       On December 15, 1996, the Company ceased operations in its Smithhaven, New York location. As of December 29, 1996, the Company ceased operations in its Staten Island, New York location. As of December 15, 1996, the Company ceased operations in its Tysons Corner, Virginia location. The long term assets of these operations were written off as of year end 1996.

ITEM 5.         EXHIBITS AND REPORTS ON FORM 8-K

       (A)      Exhibits Filed

                None

       (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended June 29, 1997:

                None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   REDHEADS, INC.




Date:  March 31, 1998                              By: /s/ Charles O. Olson, Jr.
      ------------------------------                   ------------------------
                                                       Charles O. Olson, Jr.
                                                       Chief Executive Officer