Form 10QSB
period 1997-09-28
REDHEADS INC /DE/
filed 1998-04-02
CIK 837596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended       September 28, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) EXCHANGE ACT For the
         transition period from            to

                         Commission file number 0-17975

                                 REDHEADS, INC,
           (Exact name of business issuer as specified in its charter)

                               Delaware 95-4169432
        (State or other jurisdiction of incorporation or organization(IRS
                          Employer Identification No.)

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

                         Redheads, Inc, AND SUBSIDIARIES

                                      INDEX

PART I                        FINANCIAL INFORMATION

                                                                                                  Page No.
                                                                                                  --------
Item 1.           Financial Statements

                  Consolidated Balance Sheet as of May 25, 1997 (audited),
                    September 28, 1997 (unaudited) and December 29, 1996
                    (audited)......................................................................      3

                  Consolidated Statement of Operations for the thirteen weeks ending
                    September 28, 1997 and thirteen ended September 30, 1996
                    (Unaudited)....................................................................      4

                  Consolidated Statement of Operations for the twenty one weeks ending
                    May 25, 1997, eighteen weeks ended September 28, 1997 and thirty nine
                    Ended September 30, 1996
                    (Unaudited)....................................................................      5

                  Consolidated Statement of Cash Flows as of May 25, 1997 (unaudited),
                    September 28, 1997 (unaudited) and December 29, 1996
                    (audited)......................................................................      6

                  Consolidated Statement of Accumulated Deficit
                    For the thirteen weeks ended September 28, 1997
                    (Unaudited)....................................................................      7

                  Notes to Consolidated Financial Statements
                    (Unaudited)....................................................................   8-10

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................................................  10-19

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings................................................................  20-21

Item 2.           Changes in Securities............................................................     21

Item 3.           Defaults Upon Senior Securities..................................................     21

Item 4.           Other Information................................................................     21

Item 5            Exhibits and Reports on Form 8-K.................................................     22

Signature Page    .................................................................................     23

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        REDHEADS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                           MAY 25, 1997       SEP. 28, 1997        DEC. 29, 1996
CURRENT ASSETS
     Cash                                      144,554             190,990               58,332
     Accounts Receivable - Credit Cards         39,194                   1                    0
     Inventories                                72,324              80,192               80,840
     Other Current Assets                    2,052,242           1,578,296              293,057
                                             ---------           ---------          -----------
TOTAL CURRENT ASSETS                         2,308,314           1,849,478              432,229

     Fixed Assets                            1,943,396           2,026,052            1,942,966
     Other Assets                              186,617             417,392              296,669
     Long Term Note Receivable                 684,777             680,862                    0
                                             ---------           ---------          -----------
TOTAL LONG TERM ASSETS                       2,814,790           3,124,306            2,239,634

TOTAL ASSETS                                 5,123,104           4,973,784            2,671,863
                                             =========           =========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Liabilities Subject to compromise               0                   0           15,415,682
     Trade accounts                            388,048             398,969            3,739,586
     Notes Payable                             201,581             214,718                (A)
     Sales and payroll taxes payable            53,549              66,471               99,496
     Current portion of long-term debt          34,973             200,000            2,979,530
     Loans Payable - Taxes                     381,605             381,605                    0
     Reserves For Liabilities                  176,539             270,957
     Accrued Expenses                          641,946             622,887                (A)
                                             ---------           ---------          -----------
TOTAL CURRENT LIABILITIES                    1,878,241           2,155,606           22,234,295

     LONG-TERM DEBT                                  0                   0                    0

COMMITMENT & CONTINGENCIES
     REDEEMABLE 5% CUMULATIVE CONVERTIBLE
     PREFERRED STOCK
     10,000 Preferred stock -
     $10. par value; authorized - shares
     issued and outstanding - 198                    0                   0            1,980,000

STOCKHOLDERS' DEFICIT
     Series A 8% Cumulative Exchangeable
          $.001 par value; authorized
          2,006,000; issued and
          outstanding - 5,333 shares as
          of May 25, 1997 and Sept. 28,
          1997, respectively                    40,000              40,000                    0
     Series A 8% Cumulative Exchangeable
          $.001 par value; authorized
          15,000; issued and outstanding -
          11,333 shares as of May 25,
          1997 and Sept. 28, 1997,
          respectively                          85,000              85,000                  107
     Series A 12% Cumulative Convertible
          $.001 par value; authorized
          5,000,000; issued and
          outstanding - 23,442 shares as
          of May 25, 1997 and 28,775 for
          Sept. 28, 1997                       175,815             215,815
     Common stock - $.001 par value;
          authorized - 23,024,000 shares;
          issued and outstanding -
          2,235,743 shares as of May 25,
          1997 and June 29, 1997,
          respectively and 7,224,000 as
          of Dec. 29, 1996                       2,236               2,236                7,244
     Additional paid-in capital              1,141,813           1,501,813           13,887,520
     Accumulated deficit                             0            (426,685)         (35,437,302)
                                             ---------           ---------          -----------
                                             1,444,863           1,418,178          (21,542,431)
                                             ---------           ---------          -----------
     Plus: subscriptions receivable          1,800,000           1,400,000                   0
TOTAL STOCKHOLDERS' EQUITY                   3,244,863           2,818,178          (19,562,431)
                                             ---------           ---------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   5,123,104           4,973,784            2,671,863
                                             =========           =========          ===========

(A) Accrued Expenses & Notes Payable included in Trade Payables

                        REDHEADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       13 WEEKS ENDING              13 WEEKS ENDING
                                                        SEP. 28, 1997                SEP. 30, 1996
                                                  ----------------------        ----------------------
                                                         (UNAUDITED)                  (UNAUDITED)
SALES                                             2,553,576      100.00%         5,414,313     100.00%
COST OF SALES                                       766,366       30.01%         1,860,972      34.37%
                                                  ---------                     ----------
GROSS PROFIT                                      1,787,210       69.99%         3,553,341      65.63%
                                                  ---------                     ----------

OPERATING EXPENSES
     Labor costs                                    874,028       34.23%         1,939,450      35.82%
     Occupancy costs                                335,392       13.13%           835,477      15.43%
     Other Operating Expense                        635,666       24.89%         1,394,401      25.75%
     Depreciation                                    86,229        3.38%           223,852       4.13%
                                                  ---------                     ----------
     TOTAL OPERATING EXPENSES                     1,931,315       75.63%         4,393,180      81.14%
                                                  ---------                     ----------
INCOME (LOSS) FROM RESTAURANT OPERATIONS           (144,105)      -5.64%          (839,839)    -15.51%
                                                  ---------                     ----------
     General and administrative expenses            156,396        6.12%           246,884       4.56%
                                                  ---------                     ----------
INCOME (LOSS) FROM OPERATIONS                      (300,501)     -11.77%        (1,086,723)    -20.07%
                                                  ---------                     ----------

OTHER INCOME (EXPENSE)
     Interest income (expense)                            0        0.00%          (150,387)     -2.78%
     Other income (expense) net                     (59,476)      -2.33%          (192,541)     -3.56%
                                                  ---------                     ----------
     TOTAL OTHER INCOME (EXPENSE)                   (59,476)      -2.33%          (342,928)     -6.33%

REORGANIZATION EXPENSE
     Professional fees                              (32,268)      -1.26%          (361,802)     -6.68%
     Loss on abandonment or disposition
          of restaurants                                  0        0.00%                 0       0.00%
     Forgiveness of Debt                                  0        0.00%                 0       0.00%
     Closing of American Cafe restaurants                 0        0.00%                (0)     -0.00%
                                                  ---------                     ----------
     TOTAL OTHER INCOME (EXPENSE)                   (32,268)      -1.26%          (361,802)     -6.68%
                                                  ---------                     ----------
     NET INCOME (LOSS)                             (392,245)     -15.36%        (1,791,453)    -33.09%
                                                  =========                     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                  2,235,743                      7,244,000
INCOME (LOSS) PER COMMON SHARE                        (0.18)                         (0.25)

                        REDHEADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 21 WEEKS ENDING               18 WEEKS ENDING               39 WEEKS ENDING
                                                   MAY 25, 1997                 SEPT 28, 1997                 SEPT 30, 1996
                                                   (UNAUDITED)                    (UNAUDITED)                   (UNAUDITED)
SALES                                         3,735,855     100.00%        3,492,885      100.00%        18,110,627     100.00%
COST OF SALES                                 1,077,107      28.83%        1,028,823       29.45%         5,671,960      31.32%
                                             ----------                    ---------                     ----------
GROSS PROFIT                                  2,658,747      71.17%        2,464,062       70.55%        12,438,668      68.68%
                                             ----------                    ---------                     ----------

OPERATING EXPENSES
     Labor costs                              1,174,177      31.43%        1,167,505       33.43%         6,021,534      33.25%
     Occupancy costs                            506,279      13.55%          436,661       12.50%         2,462,656      13.60%
     Other Operating Expense                    840,281      22.49%          846,985       24.25%         4,863,506      26.85%
     Depreciation                               139,027       3.72%          114,163        3.27%           701,020       3.87%
                                             ----------                    ---------                     ----------
     TOTAL OPERATING EXPENSES                 2,659,763      71.20%        2,565,313       73.44%        14,048,716      77.57%
                                             ----------                    ---------                     ----------
INCOME (LOSS) FROM RESTAURANT OPERATION          (1,015)     -0.03%         (101,251)      -2.90%        (1,610,048)     -8.89%
                                             ----------                    ---------                     ----------
     General and administrative expenses        610,489      16.34%          214,068        6.13%           862,580       4.76%
                                             ----------                    ---------                     ----------
INCOME (LOSS) FROM OPERATIONS                  (611,505)    -16.37%         (315,319)      -9.03%        (2,472,628)    -13.65%
                                             ----------                    ---------                     ----------

OTHER INCOME (EXPENSE)
     Interest income (expense)                 (323,864)     -8.67%           11,789        0.34%          (452,426)     -2.50%
     Other income (expense) net                 (22,158)     -0.59%          (65,990)      -1.89%           (43,196)     -0.24%
                                             ----------                    ---------                     ----------
     TOTAL OTHER INCOME (EXPENSE)              (346,022)     -9.26%          (54,201)      -1.55%          (495,622)     -2.74%

REORGANIZATION EXPENSE
     Professional fees                         (478,116)    -12.80%          (43,965)      -1.26%        (1,032,931)     -5.70%
     Loss on abandonment or disposal of
          restaurant                              8,014       0.21%                0        0.00%                 0       0.00%
     Forgiveness of Debt                     16,072,400     430.22%          (13,200)      -0.38%                 0       0.00%
     Closing of American Cafe restaurants             0       0.00%                0        0.00%        (2,391,159)    -13.20%
                                             ----------                    ---------                     ----------
     TOTAL OTHER INCOME (EXPENSE)            15,602,298     417.64%          (57,165)      -1.64%        (3,424,091)    -18.91%
                                             ----------                    ---------                     ----------
                                                                                   0
                                             ----------                    ---------                     ----------
     NET INCOME (LOSS)                       14,644,771     392.01%         (426,685)     -12.22%        (6,392,341)    -35.30%
                                             ==========                    =========                     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                              7,209,930                    2,235,743                      7,244,000

INCOME (LOSS) PER COMMON SHARE                     2.03                        (0.19)                         (0.88)

                        REDHEADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          MAY 97-DEC 96     SEPT 97-MAY 97   JUN 96-DEC 96
CASH FLOW FROM OPERATING ACTIVITY
     Net Income (Loss)                                                      16,644,771         (426,685)      (3,126,413)
     Depreciation Amortization                                                 139,027          114,163          333,814
     Decrease (Increase) In Inventory                                            8,516           (7,868)         151,699
     Decrease (Increase) In Other Current Assets And Accts. Rec.            (1,798,380)         513,140          210,422
     Decrease (Increase) In Other Assets                                      (574,725)        (226,860)         220,114
     Loss On Sale Of Asset                                                      (8,014)               0        1,337,001
     Restructuring Expense                                                     478,116           68,965                0
     Forgiveness Of Debt                                                   (16,072,400)          13,200                0
     Increase (Decrease) In Trade Accounts And Notes Payable                         0                0                0
          And Accrued Expenses                                             (17,923,693)         (77,166)        (242,231)
     Increase (Decrease) In Sales And Payroll Taxes Payable                    (45,947)          12,922          (75,124)
          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                                             (21,152,730)         (16,190)      (1,190,717)

CASH FLOW FROM INVESTING ACTIVITY
     (Increase) Decrease In C.I.P. And Fixed Assets                           (139,457)        (196,819)        (676,518)
     Increase (Decrease) In Cash Due To/From Affiliated Co's                         0                0                0
          NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                                                (139,457)        (196,819)        (676,518)

CASH FLOW FROM FINANCING ACTIVITY
     Increase (Decrease) In Long Term Debt                                  (2,944,557)         165,027        1,655,000
     Increase (Decrease) In Loans Payable                                      381,605                0                0
     Increase (Decrease) In Reserve For Liabilities                            176,539           94,418                0
     Change To Paid In Capital                                              23,649,121          360,000                0
     Change To Preferred Cumulative Preferred                               (1,940,107)               0               (0)
     Change To Preferred Cumulative Preferred                                   85,000                0                0
     Change To Preferred Cumulative Preferred                                  175,815           40,000                0
     Change To Common Stock                                                     (5,008)               0               (0)
     Change To Preferred Stock Subscribed                                    1,800,000         (400,000)               0
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                                              21,378,408          259,445        1,654,999

     Increase (Decrease) In Cash                                                86,222           46,436         (212,235)

Cash Beginning                                                                  58,332          144,554          270,567

Cash Ending                                                                    144,554          190,990           58,332

                        REDHEADS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT

                                TOTAL                                           PIC
                             STOCKHOLDER    PREFERRED  PREFERRED  PREFERRED  PREFERRED   COMMON  PAID-IN   PREFERRED    RETAINED
                                EQUITY       STOCK     STOCK/LEV  STOCK/MRI    STOCK     STOCK   CAPITAL   STOCK SUBS.  EARNINGS
                              --------------------------------------------------------------------------------------------------
BALANCE AT JUNE 29, 1997       3,210,424      40,000     85,000    215,815   1,501,813      2,236   0      1,400,000     (34,440)
                                       0
                                       0
                                       0
                                       0
NET INCOME JULY TO
     SEPTEMBER, 1997            (392,245)                                                                               (392,245)
                                       0
                                       0
                                       0
                               -------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 28, 1997  2,818,178      40,000     85,000    215,815   1,501,813      2,236   0      1,400,000    (426,685)
                               =================================================================================================
SHARES OUTSTANDING AT
     SEPTEMBER 28, 1997                        4,333     11,333     28,775              2,235,743

                         REDHEADS, INC, AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       STATEMENT OF INFORMATION FURNISHED

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 25, 1997, September 28, 1997 and December 29, 1996, the results of operations for the thirteen weeks September 28, 1997 and September 30, 1996, twenty one weeks ended May 25, 1997 , eighteen weeks ended September 28, 1997 and thirty nine weeks ended September 30, 1996, and the cash flows for the twenty one weeks ended May 25, 1997, eighteen weeks ended September 28, 1997 and thirty nine weeks ended September 28, 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 29, 1996.

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

2.       COMMITMENTS AND CONTINGENCIES

         (a) The Company operates its restaurants under various operating leases expiring through August 2013. The executive offices are located in Irvington, New York and are leased on a month to month basis. Rent expense for the existing operations at September 28, 1997 for the thirteen week period ending September 28, 1997 and September 30, 1996 was 230,829 and 217,162 respectively. Total rent expense for the thirteen week period ending September 28, 1997 and September 30, 1996 was $262,841 and $621,170 respectively.

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


5.                INCOME TAXES

         The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the thirteen weeks ended September 28, 1997. The Company's federal state and city tax returns have not yet been filed for the twenty six weeks ended December 29, 1996, the fifty two weeks ended June, 30 1996 and July 2, 1995.

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

         The Postpetition Senior Notes, among other things, (a) carried an interest rate of 12 percent (12%) per annum; (b) allowed for the payment of up to a ten percent commission on borrowings to "finders" or broker representatives of note holders; (c) constituted administrative superpriority claims; and (d) liens on all the Company's assets, junior only to valid preexisting liens existing as of the Petition Date.

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

         Secured Claims. Secured claims of approximately $1,207,000 (including interest of approximately $197,000) were exchanged for $209,000 in cash, and 11,335 shares of Levittown Preferred Stock. The present holder of this Levittown Preferred Stock is Keybro Enterprises, Inc., with 11,335 shares.

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


(B)      RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 AS COMPARED WITH THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 1996

       Total revenues decreased $2,860,737, or 52.8% to $2,553,576 for the thirteen weeks ended September 28, 1997, from $5,414,313 for the thirteen weeks ended September 30, 1996. The decrease was attributable to the closure of eleven locations, all of the remaining he American Cafes (nine locations) and Two Red Robins (Smithhaven and Staten Island).

       LOCATION                             DATE CLOSED               CONCEPT
       Calverton                            9/6/96                    American Cafe
       Capitol Hill                         8/31/96                   American Cafe
       Columbia                             9/28/96                   American Cafe
       Fair Oaks                            8/31/96                   American Cafe
       National Place One                   8/31/96                   American Cafe
       Landover                             9/9/96                    American Cafe

       Oxon Hill                            9/15/96                   American Cafe
       Hanover (BWI)                        9/5/96                    American Cafe
       Tysons Corner                        12/16/96                  American Cafe
       Smithhaven                           12/16/96                  Red Robin
       Staten Island                        12/29/96                  Red Robin

       Same stores sales decreased approximately $203,769 or 9% for the thirteen weeks ended September 28, 1997 from the same period a year ago. Alcoholic beverage revenues, as a percentage of food and beverage revenues increased 3.5% to 20.0% for the current year as compared to 17.0% a year ago.

       Food and beverage expense decreased $1,094,606 or 58.8% to $766,366 for the thirteen weeks ended September 28, 1997 from $1,985,737 for the thirteen weeks ended September 30, 1996, principally due to the decrease in volume attributable to restaurant closings. Food and beverage expenses as a percentage of food and beverage revenues fell 4.4% to 30.0% for the thirteen weeks ended September 28, 1997, from 34.4% thirteen weeks ended September 30, 1996, respectively.

       Restaurant labor and related expenses decreased $1,065,442 or 54.9% to $874,028 for the thirteen weeks ended September 28, 1997, from $1,939,450 for the thirteen weeks ended September 30, 1996. This was attributable to the closure of eleven restaurants whose numbers were in the September 30, 1996 period and not in September 28, 1997. Restaurant labor expenses as a percentage of food and beverage revenues decreased 1.6% to 34.2% from 35.8%, in the respective periods.

       Restaurant occupancy expenses decreased $500,085 or 59.9% to $335,392 for the thirteen weeks ended September 28, 1997, from $835,477 for the thirteen weeks ended September 30, 1996. This was attributable to the closure of eleven restaurants whose numbers were in the September 30, 1996 period and not in September 28, 1997. Restaurant occupancy expenses as a percentage of food and beverage revenues decreased 2.3% to 13% from 15.3%, in the respective periods.

       Other operating expenses decreased $758,735 or 54.4% to $635,666 for the thirteen weeks ended September 28, 1997, from $1,394,401 for the thirteen weeks ended September 30, 1996. This was also attributable to the closure of eleven restaurants in the current period as compared to the same period a year ago. Other operating expenses consist mainly of utilities, supplies, royalties, insurance, maintenance and other overhead items. Other operating expenses as a percentage of food and beverage revenues decreased .86% to 24.9% from 25.7%, in the respective periods.

       Depreciation decreased $137,623 or 61.5% to $86,229 for the thirteen weeks ended September 28, 1997, from $223,852 for the year ended September 30, 1996. This decrease is attributable to the depreciation of fixed asset additions in connection with the eleven restaurants in the prior period, which were not in operation in the current period.

       General and administrative expenses decreased $90,488 or 36.7% to $164,088 for the thirteen weeks ended September 28, 1997, from $246,844 for the thirteen weeks ended September 30, 1996. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses. General and administrative expenses as a percentage of revenues increased to 6.1% from 4.6%, in the respective periods. This reflects the squeeze on G&A from reduced sales levels in 1997.

       Interest income (expense) decreased $150,387 or 100% to $0 for the thirteen weeks ended September 28, 1997 from $(150,387) for the thirteen weeks ended September 30, 1996, principally as a result of interest incurred in connection with DIP financing converted to equity in May 1997. Interest income (expense) as a percentage of revenues improved to 0% from 2.8%, in the respective periods.

       Other income (expense) decreased $133,065 or 69.1% to $59,476 for the thirteen weeks ended September 28, 1997 from $192,541 for the thirteen weeks ended September 30, 1996, due to reductions in temporary service, 40,000; travel & trans. 30,000; accounting 50,000. Other income (expense) as a percentage of revenues decreased 1.3% to 2.3% from 3.6%, in the respective periods.

       Professional Fees decreased $329,534 or 91.1% to $32,268 for the thirteen weeks ended September 28, 1997 from $361,802 for ended September 30, 1996 principally as a result of a decrease in attorneys fees and GMB management fees related to the bankruptcy. Reorganization expense as a percentage of revenues decreased 5.4% to 1.3% from 6.7%, in the respective periods.

       The Company's net loss decreased $1,399,208 or 78% to ($392,245) for the thirteen weeks ended September 28, 1997, from ($1,791,453) for the thirteen weeks ended September 30, 1996. Net loss as a percentage of revenues decreased 17.7% to 15.4% from 33.1%, in the respective periods.

RESULTS OF OPERATIONS -THE THIRTY NINE WEEK ENDED SEPTEMBER 28, 1997 AS COMPARED WITH THE THIRTY NINE WEEKS ENDED SEPTEMBER 30, 1996

       Total revenues decreased $10,881,888, or 60% to $7,228,740 for the thirty nine weeks ended September 28, 1997, from $18,110,627 for the thirty nine weeks ended September 30, 1996. The decrease was attributable to the closure of eleven locations, all of the remaining the American Cafes (nine locations) and Two Red Robins (Smithhaven and Staten Island). Alcoholic beverage revenues, as a percentage of food and beverage revenues increased to 20.1% for the current year as compared to 16.7% a year ago.

       Food and beverage expense decreased $3,566,030 or 63% to $2,105,930 for the thirty nine weeks ended September 28, 1997 from $5,671,960 for the thirty nine weeks ended September 30, 1996, principally due to the decrease in volume attributable to restaurant closings. Food and beverage expenses as a percentage of food and beverage revenues fell 2.1% to 2.1% from 31.3% for the thirty nine weeks ended September 28, 1997, and September 30, 1996, respectively.

       Restaurant labor and related expenses decreased $3,679,852 or 61% to $2,341,681 for the thirty nine weeks ended September 28, 1997, from $6,021,534 for the thirty nine weeks ended September 30, 1996. This was attributable to the closure of eleven restaurants whose numbers were in the September 30, 1996 period and not in September 28, 1997. Restaurant labor expenses as a percentage of food and beverage revenues decreased to 32.4% from 33.3%, in the respective periods.

       Restaurant occupancy expenses decreased $1,519,716 or 62% to $942,940 for the thirty nine weeks ended September 28, 1997, from $2,462,656 for the thirty nine weeks ended September 30, 1996. This was attributable to the closure of eleven restaurants whose numbers were in the September 30, 1996 period and not in September 28, 1997. Restaurant occupancy expenses as a percentage of food and beverage revenues decreased to 13.0% from 13.6%, in the respective periods.

       Other operating expenses decreased $3,176,241 or 65.3% to $1,687,266 for the thirty nine weeks ended September 28, 1997, from $4,863,506 for the thirty nine weeks ended September 30, 1996. This was also attributable to the closure of eleven restaurants in the current period as compared to the same period a year ago. Other operating expenses consist mainly of utilities, supplies, royalties, insurance, maintenance and other overhead items. Other operating expenses as a percentage of food and beverage revenues decreased 3.5% to 23.3% from 26.9%, in the respective periods.

       Depreciation decreased $447,831 or 63.9% to $253,189 for the thirty nine weeks ended September 28, 1997, from $701,020 for the year ended September 30, 1996. This decrease is attributable to the depreciation of fixed asset additions in connection with the eleven restaurants in the prior period, which were not in operation in the current period.

       General and administrative expenses decreased $38,023 or 4.4% to $824,557 for the thirty nine weeks ended September 28, 1997, from $862,580 for the thirty nine weeks ended September 30, 1996. This small decrease can be mainly attributed to a one time $228,136 stock compensation paid, in May 1997, to officers and employees for services. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses. General and administrative expenses as a percentage of revenues increased to 11.4% from 4.8%, in the respective periods.

       Interest expense decreased $140,351 or 31.0% to $(312,075) for the thirty nine weeks ended September 28, 1997 from $(452,426) for the thirty nine weeks ended September 30, 1996, principally as a result of interest incurred in connection with DIP financing which converted to equity May 25, 1997. Interest income (expense) as a percentage of revenues increased to 4.3% from 2.5%, in the respective periods.

       Other income decreased $44,952 or 105% to ($88,148) for the thirty nine weeks ended September 28, 1997 from ($43,196) or the thirty nine weeks ended September 30, 1996, primarily due to lost banquet and video revenue from the closed American Cafes in addition to one time adjustments to income, from receivable accounts and accrual reversals, for $285,280 in the period ending September 30, 1996. Other income as a percentage of revenues decreased to 1.2% from .24%, in the respective periods.

       Professional Fees decreased $510,850 or 49% to $522,081 for the thirteen weeks ended September 28, 1997 from $1,032,931 for ended September 30, 1996 principally as a result of GMB management fees and decrease in attorneys fees related to the bankruptcy. Professional Fees as a percentage of revenues increased 1.5% to 7.2% from 5.7%, in the respective periods.

       The company recognized a one time gain for the thirty nine weeks ended September 28, 1997, from the forgiveness of debt of $16,059,200. This resulted primarily from the writeoff of prepetition trade claims (see Accountants discussion and analysis for further information). In addition the thirty nine weeks ended September 30, 1996 there was a loss on the closing of American Cafes of $2,391,159.

       The Company's net income increased $20,610,427 or 322% to $14,218,086 for the thirty nine weeks ended September 28, 1997, from a loss of ($6,392,341) for the thirty nine weeks ended September 30, 1996. Net income as a percentage of revenues increased to 197% from -35.3%, in the respective periods.

(C)    LIQUIDITY AND CAPITAL RESOURCES

       OPERATING ACTIVITIES. Since inception, the Company has incurred losses from operations. As of May 25, 1997, the Company had an accumulated deficit of $36,864,531. This was all eliminated through the use of "fresh-start" accounting. During the period May 25, 1997 through September 28, 1997 operations resulted in a loss of $426,285 and the net increase in cash totaled $46,436. This was primarily the result the net cash used in operations of $16,190; net cash used in investing activities of $196,819 mostly increases in construction in progress in the Yonkers unit conversion and net cash provided by financing activities of $259,445 from $200,000 of debt offset by $35,000 debt repayment and the addition of $94,418 in taxes payable. As of September 28, 1997, the Company had a net cash balance of $190,990.

       As of September 28, 1997, the Company had working capital of -$306,128, as compared to negative working capital of -$21,802,067 as of December 29, 1996.

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

       INVESTING ACTIVITIES. The Company is required by an order of the Bankruptcy Court, entered into in connection with the Plan, to remove all Red Robin trade dress from its restaurant locations in Secaucus, New Jersey, Yonkers, New York, and Kings Plaza, Brooklyn, on or before December 31, 1997. Failure to remove the trade dress as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company is proceeding with the conversions of these three units to the Redheads Bistro/Bar concept, and presently believes the conversions will be completed in accordance with the agreement. As of November, 1997 The company caused its Red Robin restaurant unit in Yonkers, New York to converted to a Redheads Bistro/Bar. The conversion cost for the Yonkers unit was approximately $60. per square foot.

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

ITEM 2.         CHANGES IN SECURITIES.

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

ITEM 5.         EXHIBITS AND REPORTS ON FORM 8-K

       (A)      Exhibits Filed

                None


       (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended September 28, 1997:

                None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              Redheads, Inc,




Date:  April 1 , 1998                             By: /s/ Charles O. Olson, Jr.
      -----------------------                         --------------------------
                                                      Charles O. Olson, Jr.
                                                      Chief Executive Officer