Form 10-K
period 1997-12-28
REDHEADS INC /DE/
filed 1998-04-15
CIK 837596

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-KSB
         (MARK ONE)

         /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE PERIOD FROM DECEMBER 30, 1996 TO DECEMBER 28, 1997
                         COMMISSION FILE NUMBER 0-17975
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

                                 (914) 591-4444
                         (REGISTRANT'S TELEPHONE NUMBER)

                      ------------------------------------


           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE
              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                                 Title of Class
                  / / Common Stock, par value $0.001 per share

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /.

     Registrant's revenues for the most recent calendar year:    $ 9,679,825.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 28, 1997 was $2,869,175.10 (based on 869,447 shares held by non-affiliates and computed based on the administrative price for which claims were converted to shares of Common Stock pursuant to the Company's plan of reorganization).

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

     As of April 8, 1998, the Registrant had 2,390,756 shares of its $0.001 par value common stock issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:  NONE.


                             MAGIC RESTAURANTS, INC.
                                  (FORMER NAME)


                                JULY 1 TO JUNE 30
                              (FORMER FISCAL YEAR)
--------------------------------------------------------------------------------

                                                 TABLE OF CONTENTS
                                                                                                                Page
                                                                                                                ----

PART I .........................................................................................................  3

Item 1.           Description of the Business...................................................................  3

Item 2.           Description of Properties..................................................................... 11

Item 3.           Legal Proceedings............................................................................. 12

Item 4.           Submission of Matters to a Vote of Security Holders........................................... 13


PART II ........................................................................................................ 14

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

Item 8.           Financial Statements.......................................................................... 30

Item 9.           Changes in And Disagreements With Accountants on Accounting And
                  Financial Disclosure.......................................................................... 31


PART III ....................................................................................................... 31

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

Item 11.          Executive Compensation........................................................................ 35

Item 12.          Security Ownership of Certain Beneficial Owners and Management................................ 37

Item 13.          Certain Relationships and Related Transactions................................................ 38

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................. 39


SIGNATURES ..................................................................................................... 41

                                     PART I

         This document contains certain forward looking information about the Company, its business and its anticipated future performance. When used in this document, the words "anticipate," "believe," "expect," "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions by the management of the Company and may not prove to be correct. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, or projected. These assumptions include: (i) the receipt of adequate additional capital on a timely basis to enable the Company to implement its business plans; (ii) the availability of suitable restaurant leaseholds and the Company's ability to successfully negotiate and enter into binding lease agreements; (iii) the successful conversion and integration of existing Red Robins and other restaurants into the Company's current business operations; and (iv) the continuation of favorable economic conditions.

         All of these assumptions are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Accordingly, there can be no assurance that actual results will meet expectations or will not be materially lower than the results contemplated in this document.

1. DESCRIPTION OF THE BUSINESS

INTRODUCTION

         The Company owns and operates five casual dining, table service restaurants in New York and New Jersey under the name "Redheads Bistro/Bar" and "Red Robin Burgers & Spirits Emporium." The Company is currently converting its remaining Red Robin facility to the Redheads concept.

         The Redheads Bistro/Bar concept is based upon the uniqueness, flair and style associated with being a redheaded person. Redheads are honored as a "breed apart" from the ordinary; a group of people with a flair for life and unpredictable nature. These elements are presented in homage to famous Redheads from celebrities to animated characters depicted in hundreds of posters, photographs and sculptures which reflect the redheads state of mind. Guests are encouraged to "expect the unexpected" and to absorb some of the fun, irreverence and unpredictable nature of being a redhead.

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

         In November 1997 after having closed the last American Cafe operations at the end of 1996, agreement was reached by which Ruby Tuesday, Inc., a Georgia corporation, purchased the American Cafe trademarks and all rights and interest therein for $100,000.

         In March, 1995, prior to the Petition Date, the Company had divested itself of ownership of (i) the "Carmella's Cafe" restaurant concept and the five upstate New York restaurants operating as "Carmella's Cafes," and (ii) minority interests in two "Spiga" Italian-style family restaurants located in Westchester County, New York.

         While operating under Chapter 11 the Company ceased operations at all of its restaurants in the Washington, D.C. metropolitan area and two of its restaurants in the New York metropolitan area. As a result, on the Plan Effective Date the Company operated four restaurants, all in the New York metropolitan areas. Subsequent to the Plan Effective Date, the Company acquired one restaurant, so that as of the date this Report is filed, the Company operates a total of five restaurants. In addition as of February 1998 negotiations were underway for the purchase of another restaurant, currently operating as a Redheads, whose gross sales were estimated at $60,000 weekly.

         In September of 1996, the Company began redirecting its strategic focus towards development, ownership, and operation of a multi-unit, mid-scale, casual dining concept operating under the name Redheads Bistro/Bar. In furtherance of this strategic redirection, during the twenty-six week transition period ended December 29, 1996, the Company ceased all restaurant operations under The American Cafe concept, closed down two Red Robin restaurants in Smithhaven and Staten Island New York, and caused the restaurant in Levittown, New York, formerly operating as a Red Robin restaurant, to be converted to a Redheads Bistro/Bar. The company acquired rights to the Redheads Bistro/Bar concept in June, 1997. See "The Redheads Purchase." Pursuant to an agreement with Red Robin International entered into in connection with consummation of the Plan, the Company is required to cease operating its three restaurants in Yonkers, New York, Secaucus, New Jersey, and Brooklyn, New York as Red Robin restaurants by no later than December 31, 1997. As of March 31, 1998 the Company caused the conversion of the Yonkers, New York (reopened November 28, 1997) and Secaucus, New Jersey (reopened March 4, 1998) restaurants to Redheads Bistro/Bar, however, the company has not as yet converted the Brooklyn, New York facility and there can be no assurance Red Robin will not pursue its legal remedies in the future. Failure to convert the restaurants as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company is proceeding with its plans to convert its Brooklyn location as directed by the court. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan."

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

         The international menu is diverse in its offering, catering to a variety of tastes and budgets. In addition to the daily featured specials, the menu offers unique dishes in every category, including the "Mozzarella Tower" appetizer, "Wisconsin Bisque," as well as "Thomas Jefferson Philly Cheesteak", "Pacific Rim Pot Stickers", "Thai Pepper Beef Wraps", "Winston Churchill's Shepards Pie", and old standards like "Chicken Parmigiana" and "Corned Beef and Cabbage." Coffees, including espressos, and desserts are also offered. The menu's breadth, coupled with specials, caters to lunch, early-bird, evening dinner, and late night appetites. The portions are generous, and menu items range from $4.95 for appetizers to $16.95 for certain steak and seafood entree selections.

         Three of the restaurants offer a prominently displayed sushi bar, staffed by sushi chefs. The Company believes the trend in casual restaurant dining is moving to eclectic menus accented by ethnicity of taste. The Company addresses this trend through the addition of certain new design elements known as modular dining, which in addition to a sushi bar could include a Spanish tapas bar, a raw oyster bar, a hibatchi bar and/or a coffee bar. Menus are adjusted to reflect the needs and dining preferences of the individual restaurant market trade areas.

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

         The Company's restaurants make extensive use of computerization, providing management with precise information on hourly sales and labor costs. In addition to the tight labor controls this minimizes the need to carry large quantities of food inventory and generally results in a higher quality of food inventory. Each of the Company's restaurants uses a computerized point-of-sale system that tracks all food and drink orders and expeditiously fulfills them. This enables the servers and managers to remain on the restaurant floor and be available to serve patrons.

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

         The Company considers restaurant site selection to be critical to its long-term success and will devote significant resources to the investigation and selection of new locations. The site selection process will focus on a variety of factors, including: area demographics, such as target population density and household income levels; area psycho graphics, such as dominant or prevalent lifestyle characteristics and purchase behaviors; site characteristics, such as visibility, accessibility, traffic volume, proximity to activity centers, area growth potential; and competitive factors specific to the local market.

         The rate at which the Company will be able to open new restaurants will be dependent upon availability of the necessary capital and its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and finding strong local restaurant talent.

         The Company leases and operates both free-standing and in-line restaurants. Free-standing restaurants are not attached to any other building, while in-line restaurants are part of a shopping mall or office complex. The Company anticipates that expansion will normally be through acquisition and conversion of restaurants, currently owned by third parties that are marginally profitable, not profitable or closed. The estimated cost of converting an operating restaurant to the Redheads Bistro/Bar concept is approximately $65 per square foot, although the actual amount will vary by location depending upon the work required.

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

         The cost of the Company's supplies depends upon the extent to which the Company is able to negotiate satisfactory arrangements with suppliers and the availability of and demand for various items. The combined unit volume of purchases by each of its restaurants has enabled the Company to obtain volume discounts and negotiating leverage in certain instances. During the last quarter of 1997 the Company aggressively sought and received credit terms from many of its vendors.

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

MARKETING

         The Company primarily targets the 18 to 49 year old age group, which constitutes slightly less than half of the United States population. Members of this population segment generally grew up frequenting fast food restaurants; but the Company believes that, with increasing maturity, they prefer a broader, more adult, casual dining and bar experience. To attract this target group, the Company has used various types of advertising and promotions, especially in connection with the opening of new restaurants. Marketing programs are regionalized to address the specific requirements of each trade area. Marketing programs consist primarily of public relations campaigns, advertisements in local newspapers, radio commercials, distributing flyers, and sponsoring local activities. The Company expects to employ television advertising during 1998. The Company also plans to develop dining frequency promotional campaigns to increase repeat business from its existing customer base. The Company expects to rely primarily on targeted marketing efforts and positive word-of-mouth endorsements from existing customers. In addition, the Company has added Catering Sales & Special Events planners to directly market banquet, meetings, and on and off premise events.

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

MANAGEMENT AND OTHER EMPLOYEES

         As of December 28, 1997, the Company employed 316 persons, of whom 10 were executive and administrative personnel, 19 were managerial employees involved in restaurant operations, 77 were kitchen personnel, and 210 were restaurant service personnel. All of the restaurant service personnel are part-time employees. All non-managerial restaurant employees are paid on an hourly basis. The Company believes that it enjoys generally good relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

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

         In November 1997, after having closed the last American Cafe operations at the end of 1996, agreement was reached by which Ruby Tuesday, Inc., a Georgia corporation, purchased the American Cafe trademarks and all rights and interest therein for $100,000.

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

RESTAURANT LOCATIONS

         The following chart sets forth the restaurants as of December 28, 1997 that are currently owned and/or operated by the Company through its wholly-owned corporate subsidiaries, as listed below:


        LOCATION           PRESENT CONCEPT      EST. SEATING      SQ. FOOTAGE         TERM (1)
        --------           ---------------      ------------      -----------         --------

Brooklyn, NY                 Red Robin               250              6,500       May 1986 - Jan. 2005
Levittown, NY                Redheads                340             10,000       Sept. 1993 - Aug. 2013
Yonkers, NY                  Red Robin               260              8,400       July 1988 - June 2012
Middletown, NJ               Redheads                210              6,000       Apr. 1991 - Mar. 2006
Secaucus, NJ                 Red Robin               220              8,250       Oct. 1989 - Sept. 2009

(1)      Assumes that the Company exercises all of its extension options.


         The Company's administrative headquarters are located at Fifty South Buckhout Street, Irvington, New York 10533, where the Company leases approximately 4,000 square feet of office space under a five year lease. The monthly lease payment is approximately $2,000, net of taxes, insurance, and maintenance. The Company has been operating from this space since 1997.

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

         In July, 1997, Mr. Gallagher, one of the former owners of the Redheads concept, tendered his resignation to the Company and embarked upon design and construction of another concept restaurant named "Jersey Girls." Upon review of the completed facility and discussions with Mr. Gallagher and others, the Company believes that Mr. Gallagher, his partners, his affiliates and the designer, Mr. Greg Sheridan may have infringed upon the trade dress of the Redheads concept. The Company, in exchange for certain design features, has released Mr. Sheridan from any further legal action. The Company is reviewing the possibility of bringing legal action against the parties believed to be infringing. The Company is unable at this time to determine the likely outcome of this dispute. Failure to obtain injunctive relief against these infringing parties could have a materially adverse effect upon the Company's rights in its proprietary trade dress.

         The Company is required by an order of the Bankruptcy Court, entered into in connection with the Plan, to remove all Red Robin trade dress from its restaurant locations in Secaucus, New Jersey, Yonkers, New York, and Kings Plaza, Brooklyn, on or before December 31, 1997. Failure to remove the trade dress as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company has proceeded with the conversions as directed by the court. As of November 1997 and March 1998 the Yonkers and Secaucus locations (respectively) had been successfully converted and only the Kings Plaza location was in violation of this order. The Company has notified Red Robin of its violation and intent to convert the unit during the third quarter of 1998. The Company continues to pay royalty fees to Red Robin.

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

         None.

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

         The following table sets forth the quarterly high and low sales prices for the then issued Common Stock of the Company for the two years preceding year end December 28, 1997. The source of these quotations is the National Quotations Bureau. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                                                 Low              High
                                                                                 ---              ----

         1995
         Second quarter................................................         $ 0.01           $ 0.06
         Third quarter.................................................         $ 0.01           $ 0.06
         Fourth quarter................................................         $ 0.01           $ 0.06

         1996..........................................................
         First quarter.................................................         $ 0.01           $ 0.12
         Second quarter................................................         $ 0.01           $ 0.12
         Third quarter.................................................         $ 0.01           $ 0.12
         Fourth quarter................................................         $ 0.01           $ 0.12

         1997
         First quarter.................................................         $ 0.01           $ 0.12

HOLDERS

         As of December 28, 1997, there were approximately ??? holders of record of the Company's Common Stock.

DIVIDENDS

         Common Stock. No dividends have been declared in respect of the Company's Common Stock since the April 6, 1995 Petition Date. The Company is not prohibited or restricted from paying dividends on the Common Stock, but the Company does not anticipate paying any dividends to holders of the Company's Common Stock in the foreseeable future.

         Series A 12% Cumulative Convertible Preferred Stock. The Company is obligated to pay dividends to the holders of the Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") that was issued under the Plan at a rate equal to tweleve percent (12%) per annum on the $75 stated value. The dividends are payable annually through the issuance of shares of Common Stock of the Company at a price equal to 80% of the average bid price for the Common Stock during the preceding 12 months. To the extent these funds are legally available, beginning May 30, 2000, the Company has the option to purchase, at a cash price equal to $75. Per share, plus accrued and unpaid dividends, portions of Series A Preferred Stock, so that the stock would be retired within seven years. For the first three years after the issuance, at the election of the holders and with the consent of the Company, the Series A Preferred Stock is exchangeable for shares of common stock. After this time the stock is not exchangeable at the holders option. As of December 28, 1997, a total of 42,108 shares of the Series A Preferred Stock was outstanding, and all of such shares were held by Teleferscot International, Ltd., ("Teleferscot"). Any newly issued Series A Preferred Stock will be entitled to dividends on the same terms as the currently outstanding shares of Series A Preferred Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan" for further discussion of the nature and terms of the Series A Preferred Stock.

         As of December 28, 1997 the Company has $123,000 of dividends in arrears for Series 12% Cumulative Convertible Preferred Stock.

         R.B.B. of Secaucus and R.B.B. of Yonkers Preferred Stock. Pursuant to the Plan, R.B.B. of Secaucus, Inc. and R.B.B. of Yonkers, Inc. issued 8% Cumulative Exchangeable Preferred Stock (the "Subsidiary Preferred Stock") in exchange for a release of prepetition liability of approximately $400,000. Each issuing subsidiary owns and operates the restaurant unit located in the city designated in the corporate name of the particular issuing subsidiary.

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

         Levittown Preferred Stock. R.B.B. of Levittown, Inc. has also issued its own 8% Cumulative Exchangeable Preferred Stock (the "Levittown Preferred Stock"). On May 25,1997 the company issued 13,111 shares of 8% Levittown Preferred Stock. Dividends are payable on the Levittown Preferred Stock in cash at a rate of 8% per annum based on the liquidation preference of $75 per share. The dividends are payable semi-annually, to the extent funds are legally available therefor. Further, to the extent funds are legally available therefor, beginning on May 30, 1998, and monthly thereafter, the Levittown subsidiary will offer to purchase one forty-eighth (1/48) of the shares of the Levittown Preferred Stock issued under the Plan to the holder. The purchase price for such repurchase is equal to the liquidation preference of $75 per share, plus accrued and unpaid dividends. For the first three years after issuance, at the election of the holders and with the consent of the Company, Levittown Preferred Stock and the Subsidiary Preferred Stock is exchangeable for shares of common stock. After this time, the stock is not exchangeable at the holders option.

         As of December 28, 1997 the Company has $58,000 of dividends in arrears for Series A 8% Cumulative Excahngeable Preferred Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data has been derived from the Company's consolidated financial statements. The consolidated financial data set forth below as of December 28, 1997, June 30, 1996 and July 2, 1995, and for the twenty-six week transition period ended December 29, 1996 are derived from the Company's audited financial statements, which have been audited by Cogen Sklar, LLP, the Company's independent certified public accountants. The consolidated financial data for the twenty-six week period ending December 31, 1995 set forth below are derived from the Company's unaudited financial statements.

         The information should be read in conjunction with and is qualified by reference to "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," both of which are included elsewhere in this report.

                    CONSOLIDATED STATEMENT OF OPERATIONS DATA


                                                      (AUDITED)     (AUDITED)     (AUDITED)       (AUDITED)     (UNAUDITED)
                                                       FY ENDED      FY ENDED      FY ENDED     26 WKS ENDED    26 WKS ENDED
                                                       12/28/97      06/30/96       7/2/95        12/29/96        12/31/95
                                                      ----------    ----------   -----------    ------------    ------------
Revenues                                               9,679,825    26,458,229    37,184,935       7,700,920      13,759,915

Total Operating Expenses                              10,831,067    29,114,318    46,454,926       8,106,379      13,906,250

Loss from Operations                                  (1,151,242)   (2,658,089)   (9,269,991)     (1,186,222)       (971,930)

Loss from Restructuring & Other Expense                 (907,958)   (3,626,139)   (4,964,315)     (1,940,191)       (610,411)

Extraordinary Gain (Loss)                             15,988,136             0             0               0               0

Gain (Loss) Aft. Restruc., Other, & Extraord. Item    13,928,936    (6,183,228)  (14,234,306)     (3,126,413)     (1,582,341)
Per Share Gain (Loss) from Operations
Before Restruc. & Other Exp.                              ($0.27)       ($0.37)       ($1.33)         ($0.16)         ($0.14)

Per Share Gain (Loss) on Restruct. Expense                ($0.21)       ($0.49)       ($0.71)         ($0.27)         ($0.09)

Per Share Gain Extraordinary Items                         $3.76             0             0               0               0
Per Share Gain (Loss) After Restructuring
Other Expenses & Extraordinary Item                        $3.27        ($0.85)       ($2.04)         ($0.43)         ($0.23)
Weighted Average Shares used in computing
loss per Common Share (1)                              4,257,731     7,241,546     6,976,865       7,241,546       6,976,865

--------------------------------------

(1) Pursuant to the Company's confirmed Plan, all shares of Common Stock outstanding prior to the May 30, 1997 effective date of the Plan were canceled and extinguished.

                         CONSOLIDATED BALANCE SHEET DATA

                                        (AUDITED)                (AUDITED)
                                        12/28/97                 12/29/96
                                        ----------------------------------
Cash                                       180,082                    58,332
Current Assets                             939,125                   432,229
Total Assets                             4,549,398                 2,671,864
Current Liabilities                      1,520,371                22,234,296
Total Liabilities                        1,520,371                24,214,296
Stockholders' Equity (Deficit)(1)        3,029,027               (21,542,432)
Working Capital (Deficit)                 (581,246)              (21,802,067)

----------------------------------

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company owns and operates five casual dining, table service restaurants in New York and New Jersey under the name "Redheads Bistro/Bar" and "Red Robin Burgers & Spirits Emporium." The Company was originally organized as a Delaware corporation on July 14, 1988 under the name Wetherly Ventures Associates, Inc., which name was subsequently changed to Magic Restaurants, Inc. on October 28, 1988.

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

         Trade and Other Miscellaneous Claims. The holders of approximately $13,456,000 of trade and miscellaneous claims received 125,000 shares of Common Stock of the Company, to be shared pro rata among certain of the claimants. Approximately $26,000 of these liabilities remained intact.

         Pre-Plan Effective Date Equity Interests. All equity interests outstanding prior to the Plan Effective Date were canceled and extinguished without compensation.

         The Company is presently appealing an order of the Bankruptcy Court requiring the Company to pay approximately $100,000 to Bowie Produce, Inc., a prepetition produce vendor, pursuant to the Perishable Agricultural Commodities Act ("PACA"). The resolution of these matters is not expected to become final until the latter part of fiscal year 1998. The Company believes that an adverse decision to the Company in this matter will not materially affect the Company's operations, and further that it will have sufficient cash available to pay any judgments that may be entered with finality against the Company.

COMMITMENTS AND CONTINGENCIES

         (a) The Company operates its restaurants under various operating leases expiring through August 2013. The executive offices are located in Irvington, New York and are leased on a month to month basis. Rent expense for the fifty two weeks ending December 28, 1997, June 30, 1996 and the twenty six weeks ended December 29, 1996 was $968,545 $2,548,805 and $695,453 respectively. Total rent expense for the thirteen week period ending September 28, 1997 and September 30, 1996 was $262,841 and $621,170 respectively.

Future minimum rent payments

            Fifty-Two/ Fifty-Three Weeks
                   Ending December
                   ---------------

                        1998                  $990,273
                        1999                 1,023,488
                        2000                 1,049,663
                        2001                 1,056,699
                        2002                 1,046,695
                     Thereafter              8,819,518
                                             ---------



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

SUMMARY OF HISTORICAL RESULTS OF OPERATIONS


         The table that follows sets forth for the periods indicated the Company's statements of operations, with operating expenses, loss, and other income or expense items listed as a percentage of total revenues for such periods:



                                                   (AUDITED)                   (AUDITED)                      (AUDITED)
                                                   52 WEEKS                    52 WEEKS                       52 WEEKS
                                                 DEC. 28, 1997               JUNE 30, 1996                  JULY 2, 1995
                                                 -------------               -------------                  -------------
SALES                                              9,679,825      100.00%     26,456,229       100.00%       37,184,935      100.00%
COST OF SALES                                      2,827,958       29.21%     (7,823,258)      -29.57%       10,735,704       28.87%
                                                  ----------                  ----------                   ------------
GROSS PROFIT                                       6,851,867       70.79%     18,632,971        70.43%       26,449,231       71,13%
                                                  ----------                  ----------                   ------------
OPERATING EXPENSES
  Labor costs                                      3,108,513       32.11%      9,327,255        36.26%       13,746,467       38.87%
  Occupancy costs                                  1,251,869       32.11%      3,486,573        35.26%        5,039,140       35.97%
  Other Operating Expense                          2,301,863       12.93%      6,870,738        13.18%        6,533,574       13.56%
  Depreciation                                       379,663       23.78%      1,099,007        26.97%        1,547,878       17.57%
                                                  ----------                  ----------                   ------------
  TOTAL OPERATING EXPENSES                         7,041,909       72.76%     20,783,573        78.68%       26,867,059       72.26%
                                                  ----------                  ----------                   ------------

INCOME (LOSS) FROM RESTAURANT OPERATIONS            (190,042)      -1.98%     (2,150,602)       -8.13%         (417,828)      -1.12%
                                                  ----------                  ----------                   ------------
  General and administrative expenses                961,200        9.83%        507,487         1.92%        8,852,163       23.81%

INCOME (LOSS) FROM OPERATIONS                     (1,151,242)      -1.96%     (2,658,089)       -8.13%       (9,269,991)      -1.12%
                                                  ----------                  ----------                   ------------
OTHER INCOME (EXPENSE)
  Interest income (expense)                         (325,089)      -3.36%       (514,725)       -1.95%         (832,729)      -2.24%
  Other income (expense) net                         (68,802)      -0.71%        239,900         0.91%          628,891        1.69%
                                                  ----------                  ----------                   ------------
  TOTAL OTHER INCOME (EXPENSE)                      (393,892)      -4.07%       (274,825)       -1.04%         (203,838)      -0.55%
                                                  ----------                  ----------                   ------------
REORGANIZATION EXPENSES
  Professional fees                                 (522,081)      -5.39%       (859,155)       -3.26%                0        0.00%
  Loss on abandonment or disposal of restaurants       8,014        0.08%              0         0.00%       (1,589,417)        ERR
  Closing of American Cafe restaurants                     0        0.00%     (2,391,159)        9.04%                0        0.00%
  Write off of goodwill                                    0        0.00%              0         0.00%       (3,171,060)      -8.53%
                                                  ----------                  ----------                   ------------
  TOTAL REORGANIZATION EXPENSES                     (514,067)      -5.31%     (3,250,314)      -12.28%       (4,760,477)     -12.80%
                                                  ----------                  ----------                   ------------
LOSS BEFORE EXTRAORDINARY ITEM                    (2,059,200)     -72.82%     (6,183,228)       79.04%      (14,234,306)   - 132.59%

EXTRAORDINARY ITEM
  Forgiveness of Debt                             15,988,136      165.17%              0         0.00%                0       -4.27%
                                                  ----------                  ----------                   ------------
NET INCOME (LOSS)                                 13,928,936      148.90%     (6,183,228)      -23.37%     ($14,234,306)     -38.28%
                                                  ==========                  ==========                   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      4,258,722                   7,244,000                      6,976,865
                                                  ==========                  ==========                   ============
INCOME (LOSS) PER COMMON SHARE
  Loss from operations                                 (0.48)                      (0.85)                         (2.04)
  Extraordinary                                         3.75                        0.00                           0.00
                                                      ------                      ------                         ------
                                                      $ 3.27                      ($0.85)                        ($2.04)
                                                      ======                      ======                         ======
RESTAURANTS OPEN AT BEGINNING OF PERIOD                    4                          15                             26
RESTAURANTS OPENED IN PERIOD                               1                           2                              2
RESTAURANTS CLOSED IN PERIOD                               0                           2                             13
RESTAURANTS OPEN AT END OF PERIOD                          6                          15                             15

                                                    (AUDITED)                    (UNAUDITED)
                                                     26 WEEKS                    26 WEEKS(1)
                                                DECEMBER 29, 1996             DECEMBER 31, 1995
                                             ------------------------------------------------------------
SALES                                                7,700,920      100.00%        13,759,915     100.00%

COST OF SALES                                        2,279,267      -29.60%         4,008,618     -29.13%
                                                  ------------                    -----------
GROSS PROFIT                                         5,421,653       70.40%         9,751,297      70.87%
                                                  ------------                    -----------
OPERATING EXPENSES
  Labor costs                                        2,741,441       35.60%         4,855,091      35.28%
  Occupancy costs                                      990,332       12.86%         1,835,818      13.34%
  Other operating expense                            1,750,187       22.73%         2,584,884      18.79%
  Depreciation                                         345,152        4.48%           621,839       4.52%
                                                  ------------                    -----------
  TOTAL OPERATING EXPENSES                           5,827,112       75.67%         9,897,632      71.93%
                                                  ------------                    -----------
INCOME (LOSS) FROM RESTAURANT OPERATIONS              (405,459)      -5.27%          (146,335)     -1.06%
                                                  ------------                    -----------
  General and administrative expenses                  780,763       10.14%           825,595       6.00%
                                                  ------------                    -----------
INCOME (LOSS) FROM OPERATIONS                       (1,186,222)     -15.40%          (971,930)     -7.06%
                                                  ------------                    -----------
OTHER INCOME (EXPENSE)
  Interest income (expense)                           (333,699)      -4.33%          (212,686)     -1.55%
  Other income (expense) net                          (151,146)      -1.96%            90,555       0.66%
                                                  ------------                    -----------
  TOTAL OTHER INCOME (EXPENSE)                        (484,845)      -6.30%          (122,132)     -0.89%
                                                  ------------                    -----------
REORGANIZATION EXPENSES
  Professional fees                                   (102,295)      -1.33%          (488,279)     -3.55%
  Loss on abandonment or disposal of restaurants    (1,353,050)     -17.57%                 0       0.00%
  Closing of American Cafe restaurants                       0        0.00%                 0       0.00%
                                                  ------------                    -----------
  TOTAL REORGANIZATION EXPENSES                     (1,455,345)     -18.90%          (488,279)     -3.55%
                                                  ------------                    -----------
  NET INCOME (LOSS)                                 (3,126,413)     -40.60%        (1,582,341)    -11.50%
                                                  ============                    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                        7,244,000                      6,976,885
                                                  ============                    ===========
INCOME (LOSS) PER COMMON SHARE                          ($0.43)                        ($0.23)
                                                  ============                    ===========
RESTAURANTS OPEN AT BEGINNING OF PERIOD                     15                             15

RESTAURANTS OPENED IN PERIOD                                 1                              1

RESTAURANTS CLOSED IN PERIOD                                12                              2

RESTAURANTS OPEN AT END OF PERIOD                            4                             14

--------

     (1) The Company did not break out general and administrative expenses from other operating expenses at December 31, 1995 so G & A was estimated at 6% of gross sales.

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 28, 1997 TO THE FISCAL YEAR ENDED DECEMBER 29, 1996(2)

         Total revenues decreased $16,776,404 or 63% to $9,679,825 in fiscal year ended December 28, 1997 ("Fiscal Year 1997") from $26,456,229 in the fiscal year ended June 30, 1996 ("Fiscal Year 1996"). Total Operating expense decreased $13,741,664 or 66% to $7,041,909 in Fiscal Year 1997 from $20,783,573 in the
Fiscal Year 1996. Loss from operations decreased $1,506,847 or 57% to $1,151,242 in Fiscal Year 1997 from $2,658,089 in the Fiscal Year 1996. The decreases were attributable primarily to the closure in the third and fourth quarters of 1996 of nine The American Cafe units and two Red Robin units, the discontinuance of promotional sales such as Transmedia and IGT in addition to cost control measures put in place by new management.

         Food and beverage expense decreased $4,995,300 or 64% to $2,827,958 for Fiscal Year 1997 from $7,823,258 for Fiscal Year 1996, principally as a result of the decreased sales volumes caused by the closure of 11 restaurants by December 29, 1996. Food and beverage expenses as a percentage of food and beverage revenues were 29.2% in Fiscal Year 1997 compared with 29.6% in Fiscal Year 1996, reflecting the increased weighted average of sales in The American Cafe units (which maintained higher food costs percentages) than with Red Robin restaurant units.

         Restaurant labor and related expenses decreased $6,218,742 or 66% to $3,108,513 in Fiscal Year 1997 from $9,327,255 in Fiscal Year 1996, primarily because of the many unit closures that had been effected by the end of December 29, 1996, but also because of improved productivity, scheduling, and training. Restaurant labor expenses as a percentage of revenues decreased to 32.1% in Fiscal Year 1997 from 35.3% in Fiscal Year 1996.

         Restaurant occupancy expenses decreased $2,234,704 or 64.1% to $1,251,869 in Fiscal Year 1997 from $3,486,573 in Fiscal Year 1996, primarily because of the many unit closures that had been effected by December 29, 1996. In the 1997 period, restaurant occupancy charges as a percentage of revenues decreased to 12.9% from 13.2% in the 1996 Period.

         Other Operating expenses decreased $4,568,874 or 67% to $2,301,863 in Fiscal Year 1997 from $6,870,738 in Fiscal Year 1996. This decrease is primarily due to unit closures, the discontinuance of promotional incentives such as Transmedia and IGT and the continually improving cost cutting measures employed by management. General and administrative expenses as a percentage of revenues decreased to 23.8% in Fiscal Year 1997 from 26.0% in Fiscal Year 1996.

--------
         (2)These two periods do not run consecutively due to the change in accounting periods from fiscal year ending June to fiscal year ending December.

         Depreciation and amortization expense decreased $719,344 or 65% to $379,663 in Fiscal Year 1997 from $1,099,007 in Fiscal Year 1996, primarily as a result of the Company's divestiture of a number of units by December 1996.

         General and administrative expenses increased $453,713 or 89% to $961,200 in Fiscal Year 1997 from $507,487 in Fiscal Year 1996. This increase is partially due to a one time $228,136 stock compensation paid May 1997. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation corporate office expense and corporate overhead expenses. General and administrative expenses as a percentage of revenues increased to 9.9% in Fiscal Year 1997 from 1.9% in Fiscal Year 1996.

         Interest expense-net decreased $189,636 or 36.8% to $393,892 in Fiscal Year 1997 from $514,725 in Fiscal Year 1996, principally as a result of the pay down of certain secured loans and the reduction in DIP financing as a result of the emergence from Chapter 11 proceedings. Interest expense-net as a percentage of revenues increased to 3.3% in Fiscal Year 1997 from 2.0% in Fiscal Year 1996.

         Other income (expense) decreased $308,702 or 129% to $(68,802) in Fiscal Year 1997 from $239,900 in Fiscal Year 1996, primarily because of the loss of banquet and video revenue from the closure of American Cafes units effected by December 1996. Other income (expenses) as a percentage of revenues increased to .7% in the 1997 Period from -.9% in the 1996 Period.

         Professional Fees decreased $337,074 or 39% to $522,081 in Fiscal Year 1997 from $859,155 in Fiscal Year 1996, primarily due to a reduction in legal and GMB management fees associated with the Chapter 11 cases. Professional Fees as a percentage of revenues increased to 5.3% in the 1997 Period from 3.3% in the 1996, this is reflective of lower sales volumes.

         The Company recognized a loss on the closing of The American Cafe Restaurants of $2,391,159 in Fiscal Year 1996, this represented 9% of revenue.

         The Company recognized an extraordinary gain of $15,988,136 from the forgivness of debt upon the emergence from its Chapter 11 cases. In Fiscal Year 1997, this represents 144% of revenue.

         The Company's net Gain in Fiscal Year 1997 was $13,928,936 as compared to a net loss of $6,183,228 in Fiscal Year 1996. This represents a decrease of $20,112,164 or 325% in net loss.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 1996 TO THE FISCAL YEAR ENDED JULY 2, 1995

         Total revenues decreased $10,728,706 or 29% to $26,456,229 in fiscal year ended June 30, 1996 ("Fiscal Year 1996") from $37,184,935 in the fiscal year ended July 2, 1995 ("Fiscal Year 1995"). Total Operating expense decreased $14,428,162 or 40% to $21,291,060 in Fiscal Year 1996 from $35,719,222 in the
Fiscal Year 1995. Loss from operations decreased $6,611,902 or 71% to $2,658,089 in Fiscal Year 1996 from $9,269,991 in the Fiscal Year 1995.

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

         Other Operating expenses decreased $834,486 or 46.1% to $990,332 for the 1996 Period from $1,835,818 for the 1995 Period. This decrease reflects the effects of the consolidation and streamlining of the Company's operations. Other Operating expenses as a percentage of revenues decreased to 12.8% in the 1996 period from 13.3% in the 1995 period.

         Depreciation and amortization expense decreased $276,687 or 44.5% to $345,152 for the 1996 Period from $621,839 for the 1995 Period, primarily as a result of the Company's divestiture of The American Cafe, Red Robin and Carmella Cafe units.

         The General and administrative expenses(3) decreased $44,832 or 5.4% to $780,763 for the 1996 Period from $825,595 for the 1995 Period. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent, and corporate overhead expenses. General and administrative expenses as a percentage of revenues increased to 5.3% in the 1996 Period from 6.0% in the 1995 Period, due to the estimate and because of the increased costs associated with the closure of The American Cafe units, the start-up of the Redheads concept, and the work associated with preparing for conversion of the Company's remaining restaurant units.

         Other Operating expenses decreased $834,486 or 46.1% to $990,332 for the 1996 Period from $1,835,818 for the 1995 Period. This decrease reflects the effects of the consolidation and streamlining of the Company's operations. Other Operating expenses as a percentage of revenues decreased to 12.8% in the 1996 period from 13.3% in the 1995 period.

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

         Other income (expense) increased $241,701 or 266.9% to $(151,146) for the 1996 Period from $90,555 for the 1995 Period, primarily resulting from the closure of The American Cafe units. The benefits of the closure were offset in part by the increased expenses associated with their closure, as well as to increased operating costs in the 1996 Period associated with the

--------

         (3)The Company did not break out general and administrative expenses from other operating expenses at this time so a 6% of gross sales estimate was used.

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

         The Company's net loss for the 1996 Period was $3,126,413, as compared to a net loss of $1,582,341 for the 1995 Period. The increase, 97.6%, was primarily attributable increased expenses associated with the closure of The American Cafe units, the increased expense associated with the start-up of the Redheads concept and the conversion of the Levittown location to a Redheads Bistro/Bar. The loss as a percentage of revenue increased to 40.6% in the 1996 Period from 11.5% in the 1995 Period.


FINANCIAL CONDITION AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Since inception, the Company has incurred losses from operations. As of December 28, 1997 and December 29, 1996, the Company had an accumulated deficit of $715,836 and $35,437,302 respectively. During the Fifty-Two weeks ended December 29, 1996, net cash flow used in operations totaled $1,820,628. During the Thirty-one weeks ended December 29, 1997, net cash flow used in operations totaled $742,221.

         As of December 29, 1996, the Company had negative working capital of $21,802,066, as compared to negative working capital of $157,158 as of December 28, 1997.

         The Company has, upon the effectiveness of its confirmed Plan, accounted for the reorganization using "fresh-start" reporting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Application of the principles of "fresh-start" reporting resulted in elimination of the stockholders' deficit and caused $22,435,338 of total liabilities to be extinguished, as provided specifically in the Plan itself. See "--The Reorganization Proceedings; Confirmation and

Effectiveness of the Company's Reorganization Plan" for further discussion of the consequences of the Plan's confirmation and effectiveness.

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

         INVESTING ACTIVITIES. In November, 1997, the Company caused its Red Robin restaurant unit in Yonkers, New York to be converted to a Redheads Bistro/Bar. This first unit conversion by the Company to the Redheads Bistro/Bar concept cost the Company approximately $65 per square foot or approximately $546,000.

         The Company is required by an order of the Bankruptcy Court, entered into in connection with the Plan, to remove all Red Robin trade dress from its restaurant locations. As of November 28, 1997 the Yonkers, New York unit had been converted. As of March 1998 the Secaucus, New Jersey had been converted and only Kings Plaza, Brooklyn remained unconverted, in violation of the order. Failure to remove the trade dress as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company has notified Red Robin of its violation and intent to convert the unit during the third quarter of 1998. The Company continues to pay royalty fees to Red Robin.


         FINANCING ACTIVITIES. To fund these units' conversion to the Redheads Bistro/Bar concept and costs associated with the emergence from bankruptcy, as well as other costs, the Company obtained a funding commitment from Teleferscot to provide up to $3.5 million. Through December 28, 1997 the Company received approximately $3,100,000 of the committed funding. As of March, 1998 the Company had drawn down on the remaining amount available under commitment in order to fund the Secaucus unit conversion to the Redheads Bistro/Bar concept. In exchange for each $75 drawn down under the funding commitment, Teleferscot will receive 1 additional share of the Company's Series A Preferred Stock.

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

         Since May 30, 1997, the effective date of the plan of reorganization, the Company lost $715,836. As of December 28, 1997, its working capital was ($157,158). The company anticipates that it will require additional working capital to fund operations and complete the conversion of its existing store to the Redheads concept. The Company also will need additional capital to acquire new restaurant operations and integrate these restaurants into current operations. The Company believes that it will have sufficient capital to meet these obligations through the improvement of current operations, additional revenues generated from new restaurants and the completion of a private placement of equity in the amount of approximately $2,000,000 anticipated in the second quarter of calendar 1998. The Company has signed a letter of intent with an investment banker for a private financing of $2,000,000. However, there can be no assurance that the offering or any restaurant acquisition will be completed, or that the Company will have sufficient capital to support operations and implement its business plans.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     Page(s)
     -------

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


Consolidated Statement of Cash Flows............................................


Consolidated Statement of Changes in Stockholders' Equity.......................


Notes to Consolidated Financial Statements......................................



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

NAME                                                      AGE          POSITION
----                                                      ---          --------

Charles O. Olson, Jr.(2).............................     40           President, Chief Executive Officer & Director
David C. Sederholt...................................     46           Executive Vice President & Chief Operating
                                                                       Officer, Secretary
A. Keith Hebert .....................................     38           Vice President - Director of Operations
Pierpaolo Matteuzzi(2)...............................     45           Director
John E. McConnaughy, Jr.(1)(2).......................     67           Director
Julio Pasini(1)......................................     43           Director

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information, concerning the annual and long-term compensa tion of the Company's chief executive officer and other individuals acting in a similar capacity for the past three fiscal years. No information is included regarding compensation paid to other executive officers during such three year period because no such executive officer earned annual or long-term compensation in excess of $100,000. Except as set forth in the tables below, no bonus, other annual compensation, long-term compensation (in the form of restricted stock awards, options, stock appreciation rights, long-term incentive plans, or otherwise), or other forms of compensation were paid to the Company's chief executive officer, any other individuals acting in a similar capacity, or any other executive officer of the Company at any time during such periods as are reflected in the tables set forth below.

                           SUMMARY COMPENSATION TABLE



                                                           ANNUAL COMPENSATION
                                                          -----------------------
                                            FISCAL YEAR                                STOCK           ALL OTHER
       NAME AND PRINCIPAL POSITION           OR PERIOD    SALARY ($)     BONUS ($)     AWARD         COMPENSATION
       ---------------------------           ---------    ----------     ---------     -----         ------------

Charles Olson, Jr .......................     1997        $    66,000        $0       $     0
     President/CEO                            1996-T      $    33,500        $0       $27,000
                                              1996        $    99,500        $0       $54,000

David Sederholt..........................     1997        $    50,000        $0       $33,000
   EVP/COO

Steven R. Jakubowski.....................     1996-T      $         0        $0       $60,000
    Chief Operating Officer                   1996        $    80,000        $0       $40,000
                                              1996        $    30,000        $0       $     0

-------------


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



                                                         SHARES OF        PERCENTAGE
NAME AND ADDRESS (IF REQUIRED) OF BENEFICIAL OWNER    COMMON STOCK (3)     OF TOTAL
Charles O. Olson, Jr.(1) .....................          1,039,048            41.8%
Mohammedali Hassanali ........................            151,886             6.1%
Bellaty N.V(1) ...............................            668,705            26.9%
RehCam Investments L.P(1) ....................            153,698             6.1%
Chillington Corporation N.V(1) ...............            190,246             7.6%
Ali Khin .....................................            156,550             6.3%
John E. McConnaughy, Jr ......................            363,251            14.6%
Teleferscot International Limited(2) .........          1,787,750            41.9%
David C. Sederholt ...........................             10,000             0.4%
Andrews & Kurth LLP ..........................            151,515             6.4%

                                                                  SHARES OF           PERCENTAGE
NAME AND ADDRESS (IF REQUIRED) OF BENEFICIAL OWNER             COMMON STOCK (3)        OF TOTAL
--------------------------------------------------             ----------------        --------
A. Keith Hebert...........................................            9,324              0.4%

All Officers and Directors as a Group
(6 Persons)...............................................        1,421,623             57.3%

---------------------

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

         The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

                                                                                  Page
                                                                                  ----
Report of Independent Public Accountants

Consolidated Balance Sheets as of December 28, 1997, December 29, 1996

Consolidated Statements of Operations for the Thirty-One weeks ended December
 28, 1997, Twenty-One Weeks Ended May 25, 1997, the Twenty-Six Week Transition
 Period Ended December 29, 1996 and Fifty-Two Weeks Ended June 30, 1996

Consolidated Statements of Stockholders' Equity for Period June 30, 1996 to
 December 28, 1997

Consolidated Statements of Cash Flows for the Thirty-One weeks ended December
 28, 1997, Twenty-One Weeks Ended May 25, 1997, the Twenty-Six Week Transition
 Period Ended December 29, 1996 and Fifty-Two Weeks Ended June 30, 1996

Notes to Consolidated Financial Statements

     (a)(2)FINANCIAL STATEMENTS SCHEDULES

       Not applicable.

         (a)(3)   EXHIBITS

         The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to Treasurer, Redheads, Inc., One Executive Boulevard, Yonkers, New York 10701 and payment of a reasonable fee.

EXHIBIT NO.           DESCRIPTION
-----------           -----------

   2.1                Second Amended Plan of Reorganization and Order Confirming the Second Amended Plan of
                      Reorganization (December 30, 1996)
   2.2                Statement of Immaterial Modifications to the Plan and Order Approving Immaterial
                      Modifications to the Plan (January 28, 1997)
   3.1                Amended and Restated Certificate of Incorporation (May 30, 1997)
   3.2                Amended and Restated Bylaws (May 30, 1997)
   4.1                Form of Certificate representing shares of Common Stock
   4.2                Form of Certificate representing shares of Series A 12% Cumulative Convertible Preferred Stock
  10.1                Lease dated October, 1985 between Kings Plaza Shopping Center of Flatbush Avenue, Inc. and
                      Kings Plaza Shopping Center of Avenue, U., Inc., as lessor, and Registrant, as lessee
  10.2                Lease dated March 23, 1988 between Hartz Mountain Development Corp., as lessor, and Registrant, as lessee
  10.3                Lease dated September 19, 1986 between Robert Martin Company, as lessor, and Registrant, as lessee
  10.4                Lease dated December 23, 1992 between Crescent Land Development Associates, as lessor, and
                      Registrant, as lessee, plus amendment thereto dated March 1, 1996

  10.6                Commitment Letter dated as of May 30, 1997 between Teleferscot International Limited and
                      Registrant
  10.7                Asset Purchase Agreement among Red One, Inc., J. Michael Gallagher (collectively, the owners of the Redheads concept and the Middletown Redheads Bistro/Bar restaurant facility) and
                      Registrant dated May, 1997 and Order of the Court authorizing this acquisition
  10.8                Employment Agreement dated July, 1997 between David C. Sederholt, Executive Vice President and Chief Operating Officer, and Registrant
  11.1                Statement regarding computation of per share earnings
  21.1                List of Subsidiaries
  24.1                A power of attorney, pursuant to which amendments to this Report may be filed, is included on the signature page contained in Part IV of this Report
  99.1                The Fiscal Year 1997 Stock Option Plan of Redheads, Inc., as approved by the Bankruptcy Court in connection with confirmation of the Registrant's plan of reorganization

         (a)(4)   REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York on April 14, 1998.

                                    Redheads, Inc.


                                    By:  /s/ CHARLES O. OLSON, JR.
                                         -------------------------
                                         CHARLES O. OLSON, JR.
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

Signature                                        Title                                           Date
---------                                        -----                                           ----

/s/ CHARLES O. OLSON, JR.                   President & CEO, Director                        April 14, 1998
-------------------------
Charles O. Olson, Jr.

/s/ JOHN E. McCONNAUGHY                     Director                                         April 14, 1998
-----------------------
John E. McConnaughy

/s/ PIERPAOLO MATTEUZZI                     Director                                         April 14, 1998
-----------------------
Pierpaolo Matteuzzi

/s/ JULIO PASINI                            Director                                         April 14, 1998
----------------
Julio Pasini

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 28, 1997

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)



                                 C O N T E N T S




                                                                       PAGE
                                                                       ----



INDEPENDENT AUDITORS' REPORT                                            F-1



CONSOLIDATED BALANCE SHEETS                                             F-2



CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-3



CONSOLIDATED STATEMENT OF STOCKHOLDERS'
   EQUITY (DEFICIT)                                                     F-4



CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-5 to F-6



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7 to F-18

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Redheads, Inc.
  (Formerly Magic Restaurants, Inc.)
Irvington, New York

We have audited the accompanying consolidated balance sheet of Redheads, Inc. and Subsidiaries (formerly Magic Restaurants, Inc.) as of December 28, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the period May 26, 1997 (emergence date) to December 28, 1997 and the consolidated balance sheet of Magic Restaurants, Inc. and Subsidiaries as Debtor-in-Possession (Predecessor) as of December 29, 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for the period December 30, 1996 to May 25, 1997, the twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Redheads, Inc. and Subsidiaries (formerly Magic Restaurants, Inc.) as of December 28, 1997 and the results of their operations and cash flows for the period May 26, 1997 (emergence date) to December 28, 1997 and the consolidated financial position of Magic Restaurants, Inc. and Subsidiaries as Debtor-in-Possession (Predecessor) as of December 29, 1996 and the results of their operations and cash flows for the period December 30, 1996 to May 25, 1997, the twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company emerged from Chapter 11 of the U.S. Bankruptcy Code pursuant to a confirmed plan of reorganization, effective May 25, 1997 (emergence date). Since May 25, 1997, the Company incurred a net loss of $715,836 and at December 28, 1997 had a working capital deficit of $157,158. Continuation of the Company as a going concern is dependent upon future successful operations and the ability to generate sufficient cash flows from operations and capital/financing sources to meet its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                          COGEN SKLAR LLP
Bala Cynwyd, Pennsylvania
April 8, 1998

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996



                                                                                             (Predecessor)
                                                                         December 28,         December 29,
                                                                             1997                 1996
                                                                         ------------         ------------
              ASSETS
CURRENT ASSETS
    Cash                                                                  $   180,082        $     58,332
    Inventory                                                                  83,376              80,840
    Subscription receivable                                                   400,000                --
    Other current assets                                                      336,202             293,057
                                                                          -----------        ------------

TOTAL CURRENT ASSETS                                                          999,660             432,229

PROPERTY AND EQUIPMENT - NET                                                2,321,494           1,942,966

NOTES RECEIVABLE - Long-term, net of provision for losses of
    $33,312 and $-0-                                                          673,017             107,239

OTHER ASSETS                                                                  469,771             189,430
                                                                          -----------        ------------

TOTAL ASSETS                                                                4,463,942           2,671,864
                                                                          ===========        ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                     967,944           3,739,587
    Sales tax payable                                                          71,224              99,496
    Prepetition taxes payable                                                 117,650                --
    Postpetition senior secured notes payable                                    --             2,979,530
                                                                          -----------        ------------

TOTAL CURRENT LIABILITIES                                                   1,156,818           6,818,613
                                                                          -----------        ------------

POSTPETITION TAXES PAYABLE - LONG-TERM                                        278,098                --

LIABILITIES SUBJECT TO COMPROMISE                                                --            15,415,682

REDEEMABLE 5% CUMULATIVE CONVERTIBLE PREFERRED STOCK
    $10,000 par and redeemable value; authorized, issued and
     outstanding - 198 shares                                                    --             1,980,000
                                                                          -----------        ------------

TOTAL LIABILITIES                                                           1,434,916          24,214,295
                                                                          -----------        ------------

COMMITMENTS AND CONTINGENCIES

              STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK
    Series A 12% Cumulative Convertible - $0.001 par value;
       5,000,000 shares authorized; 42,109
       shares issued and outstanding                                          315,815                --
    Series A 8% Cumulative Exchangeable - $0.001 par value;
       1,017,000 shares authorized; 16,666
       shares issued and outstanding                                          125,000                --

PREFERRED STOCK - $.001 par value; 1,000,000 shares authorized,
    107,000 shares issued and outstanding as of December 29, 1996                --                   107

ADDITIONAL PAID-IN CAPITAL                                                  2,401,812                --

NEW COMMON STOCK - $0.001 par value; 23,024,000 shares authorized;
    2,386,439 shares issued and outstanding                                     2,386                --

OLD COMMON STOCK - $0.001 par value; 15,000,000 shares authorized;
    7,244,000 shares issued and outstanding as of December 29, 1996              --                 7,244

ADDITIONAL PAID-IN CAPITAL                                                    499,849          13,887,520

12% PREFERRED STOCK SUBSCRIBED                                                400,000                --

ACCUMULATED DEFICIT                                                          (715,836)        (35,437,302)
                                                                          -----------        ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        3,029,026         (21,542,431)
                                                                          -----------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $ 4,463,942        $  2,671,864
                                                                          ===========        ============



        The accompanying notes are an integral part of these consolidated financial statements.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                             Predecessor
                                                                         ----------------------------------------------------
                                                      Thirty-One         Twenty-One          Twenty-Six            Fifty-Two
                                                      Weeks Ended        Weeks Ended         Weeks Ended          Weeks Ended
                                                      December 28,          May 25,          December 29,          June 30,
                                                          1997                1997                1996                1996
                                                      -----------        ------------        ------------        ------------
SALES                                                 $ 5,943,970        $  3,735,855        $  7,700,920        $ 26,456,229

COST OF SALES                                           1,750,851           1,077,107           2,279,267           7,823,258
                                                      -----------        ------------        ------------        ------------

GROSS PROFIT                                            4,193,119           2,658,748           5,421,653          18,632,971
                                                      -----------        ------------        ------------        ------------

OPERATING EXPENSES
   Labor costs                                          1,934,336           1,174,177           2,741,441           9,327,255
   Occupancy costs                                        745,590             506,279             990,332           3,486,574
   Other operating expenses                             1,461,583             840,281           1,750,188           6,870,739
   Depreciation and amortization                          240,636             139,027             345,152           1,099,006
                                                      -----------        ------------        ------------        ------------
                                                        4,382,145           2,659,764           5,827,113          20,783,574
                                                      -----------        ------------        ------------        ------------

LOSS FROM RESTAURANT OPERATIONS                          (189,026)             (1,016)           (405,460)         (2,150,603)
                                                      -----------        ------------        ------------        ------------

GENERAL AND ADMINISTRATIVE
   EXPENSES                                               350,711             610,489             780,763             507,487
                                                      -----------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                     (539,737)           (611,505)         (1,186,223)         (2,658,090)

OTHER INCOME (EXPENSE)
   Interest expense                                        (1,226)           (323,864)           (333,699)           (514,725)
   Other income (expense), net                            (46,644)            (22,158)           (151,146)            239,901
                                                      -----------        ------------        ------------        ------------
                                                          (47,870)           (346,022)           (484,845)           (274,824)
                                                      -----------        ------------        ------------        ------------

REORGANIZATION EXPENSES
   Professional fees                                      (43,965)           (478,116)           (102,295)           (859,154)
   Gain (loss) on abandonment or disposal of
      restaurants                                            --                 8,014          (1,353,050)               --
   Closing of American Cafe restaurants                      --                  --                  --            (2,391,160)
                                                      -----------        ------------        ------------        ------------
                                                          (43,965)           (470,102)         (1,455,345)         (3,250,314)
                                                      -----------        ------------        ------------        ------------

LOSS BEFORE EXTRAORDINARY ITEM                           (631,572)         (1,427,629)         (3,126,413)         (6,183,228)

EXTRAORDINARY ITEM - Gain (loss) from
   extinguishment of debt, no applicable income
   tax benefit (expense)                                  (84,264)         16,072,400                --                  --
                                                      -----------        ------------        ------------        ------------

NET INCOME (LOSS)                                     $  (715,836)       $ 14,644,771        $ (3,126,413)       $ (6,183,228)
                                                      ===========        ============        ============        ============

BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE OF COMMON STOCK
   Loss from operations                               $     (0.36)       $      (0.20)       $      (0.43)              (0.85)
   Extraordinary                                            (0.04)               2.22                --                  --
                                                      -----------        ------------        ------------        ------------

NET INCOME (LOSS)                                     $     (0.40)       $       2.02        $      (0.43)       $      (0.85)
                                                      ===========        ============        ============        ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING OF COMMON STOCK                          2,236,437           7,244,000           7,244,000           7,244,000
                                                      ===========        ============        ============        ============




        The accompanying notes are an integral part of these consolidated financial statements.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD JUNE 30, 1996 TO DECEMBER 28, 1997




                                                                   Series A Preferred Stock      Preferred       Paid-In
                                                                       12%           8%           Stock          Capital
                                                                   --------       --------       ---------    -----------

BALANCE AT JUNE 30, 1996                                           $   --         $   --         $ 107        $     --

Net loss for the twenty-six weeks ended December 29, 1996              --             --          --                --
                                                                   --------       --------      ------        ----------
BALANCE AT DECEMBER 29, 1996                                           --             --           107              --

Recapitalization upon emergence from bankruptcy                     175,815        125,000        (107)        1,141,812

Net income for the twenty-one weeks ended May 25, 1997                 --             --          --                --

Issuance of 18,666 shares of 12% Preferred Stock for partial
   receipt of subscription receivable                               140,000           --          --           1,260,000

Issuance of 150,696 shares of Common Stock for settlement
   of unpaid legal fees                                                --             --          --                --

Net loss for the thirty-one weeks ended December 28, 1997              --             --          --                --
                                                                   --------       --------      ------        ----------
BALANCE AT DECEMBER 28, 1997                                       $315,815       $125,000      $ --          $2,401,812
                                                                   ========       ========      ======        ==========


                                                                                                           12%
                                                                  New        Old                       Preferred
                                                                 Common     Common        Paid-In        Stock        Accumulated
                                                                 Stock       Stock        Capital      Subscribed       Deficit
                                                                 ------    -------     ------------   -----------    ------------

BALANCE AT JUNE 30, 1996                                         $ --      $ 7,244     $ 13,887,520   $      --      $(32,310,889)

Net loss for the twenty-six weeks ended December 29, 1996          --         --               --            --        (3,126,413)
                                                                 ------    -------     ------------   -----------    ------------
BALANCE AT DECEMBER 29, 1996                                       --        7,244       13,887,520          --       (35,437,302)

Recapitalization upon emergence from bankruptcy                   2,236     (7,244)     (13,877,520)    1,800,000      20,792,531

Net income for the twenty-one weeks ended May 25, 1997             --         --               --            --        14,644,771

Issuance of 18,666 shares of 12% Preferred Stock for partial
   receipt of subscription receivable                              --         --               --      (1,400,000)           --

Issuance of 150,696 shares of Common Stock for settlement
          of unpaid legal fees                                      150       --            499,849          --              --

Net loss for the thirty-one weeks ended December 28, 1997          --         --               --            --          (715,836)
                                                                 ------    -------     ------------   -----------    ------------
BALANCE AT DECEMBER 28, 1997                                     $2,386    $  --       $    499,849   $   400,000    $   (715,836)
                                                                 ======    =======     ============   ===========    ============



        The accompanying notes are an integral part of these consolidated financial statements.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Predecessor
                                                                      ---------------------------------------------
                                                       Thirty-One       Twenty-One      Twenty-Six        Fifty-Two
                                                      Weeks Ended      Weeks Ended     Weeks Ended      Weeks Ended
                                                    Dec. 28, 1997     May 25, 1997   Dec. 29, 1996   June 30,  1996
                                                    -------------     ------------   -------------   --------------
CASH FLOWS FROM OPERATING EXPENSES
    Net income (loss)                                 $  (715,836)    $ 14,644,771     $(3,126,413)     $(6,183,228)
    Adjustment to reconcile net loss to net cash
       used in operating activities
        Depreciation                                      206,149          134,941         333,814        1,070,554
        Amortization                                       34,487            4,104          11,338           28,452
        Provision for loss on note receivable              20,000         (523,736)              -                -
        (Gain) loss from extinguishment of debt                 -      (16,072,400)              -                -
        Write-off of other assets                               -                -          16,049                -
        Loss on disposal of property and equipment          7,919                -       1,337,001                -
        Loss on abandonment of American Cafe
           restaurants                                          -                -               -        1,923,305
        (Increase) decrease in assets
           Inventories                                    (11,052)           8,516         151,699           (1,995)
           Other current assets                            88,071            1,620         360,422          471,361
           Other assets                                  (463,632)          (1,292)         42,727           (2,898)
        Increase (decrease) in liabilities
           Liabilities subject to compromise                    -          115,829               -          (14,997)
           Accounts payable and accrued expenses           59,855          655,187        (242,230)       2,468,391
           Sales and payroll taxes payable                 17,675          (45,947)        (75,124)        (201,198)
           Prepetition taxes payable                       14,143                -               -                -
           Deferred income                                      -                -               -           (7,500)
                                                      -----------  ---------------   -------------     ------------

    Net cash used in operating activities                (742,221)      (1,078,407)     (1,190,717)        (449,753)
                                                      -----------  ---------------   -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                -                -           5,061                -
    Capital acquisitions                                 (592,166)        (135,371)       (681,579)        (642,969)
    Decrease in notes receivable                            4,915                -               -                -
                                                      -----------  ---------------   -------------     ------------

    Net cash used in investing activities                (587,251)        (135,371)       (676,518)        (642,969)
                                                      -----------  ---------------   -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of postpetition senior secured notes
       payable                                            (35,000)               -        (145,000)        (150,000)
    Proceeds from postpetition senior secured notes
       payable                                                  -        1,300,000       1,800,000          900,000
    Proceeds from subscription receivable               1,400,000                -               -                -
                                                      -----------  ---------------   -------------     ------------

    Net cash provided by financing activities           1,365,000        1,300,000       1,655,000          750,000
                                                      -----------  ---------------   -------------     ------------

INCREASE (DECREASE) IN CASH                                35,528           86,222        (212,235)        (342,722)

CASH  - BEGINNING OF PERIOD                               144,554           58,332         270,567          613,289
                                                      -----------  ---------------   -------------     ------------

CASH  - END OF PERIOD                                 $   180,082  $       144,554   $      58,332     $    270,567
                                                      ===========  ===============   =============     ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                                                Predecessor
                                                                               ---------------------------------------------
                                                                 Thirty-One      Twenty-One      Twenty-Six        Fifty-Two
                                                                Weeks Ended     Weeks Ended     Weeks Ended      Weeks Ended
                                                              Dec. 28, 1997    May 25, 1997   Dec. 29, 1996   June 30,  1996
                                                              -------------    ------------   -------------   --------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
    Cash paid during the period for:
       Interest                                                 $     --         $      --         $ 43,088       $203,717
                                                                ==========       ===========       ========       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES


Issuance of Preferred Stock for Preferred Stock
   subscribed                                                   $1,400,000       $      --         $   --         $     --
                                                                ==========       ===========       ========       =========

Conversion of liabilities to Preferred and Common
Stock
    Accounts payable and accrued expenses                       $  499,999       $ 1,511,000       $   --         $     --
    Liabilities subject to compromise                                 --           1,680,000           --               --
    Postpetition senior secured notes payable                         --           4,603,625           --               --
                                                                ----------       -----------       --------       ---------
Preferred and Common Stock                                      $  499,999       $ 7,794,625       $   --         $     --
                                                                ==========       ===========       ========       =========

Reclassification of liabilities subject to compromise to:
    Accounts payable and accrued expenses                       $     --         $   234,612       $   --         $     --
    Prepetition taxes payable                                         --             381,605           --               --
                                                                ----------       -----------       --------       ---------
    Liabilities subject to compromise                           $     --         $   616,217       $   --         $     --
                                                                ==========       ===========       ========       =========

Elimination of debt and equity against accumulated
   deficit upon emergence from bankruptcy                       $     --         $36,720,480       $   --         $     --
                                                                ==========       ===========       ========       =========

Note receivable from sale of American Cafe Restaurant
   located in Tyson's Corner, Virginia                          $     --         $      --         $200,000       $     --
                                                                ==========       ===========       ========       =========


        The accompanying notes are an integral part of these consolidated financial statements.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of the Business

Redheads, Inc. and Subsidiaries (the "Company") are engaged in the development, ownership and operation of restaurants that offer an upscale alternative to fast food restaurants by providing high quality, moderately priced food, and quick convenient full-menu table service. The Company operated nine American Cafe restaurants located in the Washington, D.C., Maryland and Virginia areas. The Company also operated six Red Robin Burger and Spirits Emporiums ("Red Robin"), in the New York metropolitan area pursuant to a franchise granted by Red Robin International, Inc., serving American style food with international specialties. Additionally, the Company operated five Carmella Cafe restaurants and two Spiga Italian-style family restaurants. In March 1995, the Company divested itself of ownership of the Carmella Cafe and Spiga restaurants. On April 6, 1995 the Company filed a voluntary petition for relief under Chapter 11 of Title II of the Federal Bankruptcy Code. During the twenty-six week period ended December 29, 1996 the Company ceased operations of all American Cafe restaurants and two Red Robin restaurants, located in Smithhaven, New York and Staten Island, New York. On May 30, 1997, the Bankruptcy Court confirmed the Company's plan of reorganization, effective May 25, 1997 for accounting purposes. Upon confirmation, the Company's name was changed to Redheads, Inc. Upon emergence, the Company had four restaurants in operation, located in Kings Plaza, New York; Levittown, New York; Yonkers, New York and Secaucus, New Jersey. The Company has converted these restaurants, with the exception of Kings Plaza and Secaucus, into the Redheads Bistro/Bar concept as of December 28, 1997.

Management's Future Plans

The Company's consolidated financial statements have been prepared on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, since May 25, 1997, the Company incurred a net loss of $715,836 and at December 28, 1997 had a working capital deficit of $157,158.

The Company anticipates that it will require additional working capital to fund operations and complete the conversion of its existing restaurant to the Redheads concept. The Company also will need additional capital to acquire new restaurant operations and integrate these restaurants into current operations. The Company believes that it will have sufficient capital to meet these obligations through the improvement of current operations, additional revenues generated from new restaurants and the completion of a private placement of equity in the amount of approximately $2,000,000, anticipated in the second quarter of calendar 1998. The Company has signed a letter of intent with an investment banker for this private financing. However, there can be no assurance that the offering or any restaurant acquisition will be completed, or that the Company will have sufficient capital to support operations and implement its business plans.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Redheads, Inc. and its subsidiaries at December 28, 1997 and for the period May 26, 1997 (emergence date under the confirmed plan of reorganization) to December 28, 1997. The accompanying consolidated financial statements include the accounts of Magic Restaurants, Inc. and Subsidiaries as Debtor-in-Possession (Predecessor) as of December 29, 1996 and for the twenty-one weeks ended May 25, 1997, the twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996. All material intercompany transactions have been eliminated in consolidation.

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

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk Involving Cash

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company may have cash balances in these financial institutions in excess of these limits. At December 28, 1997 balances were in excess of insurable amounts by approximately $236,000.

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

Preoperating Cost

Preoperating costs, consisting primarily of training personnel, are amortized on a straight-line method over one year.

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

Recoverability of Long Lived Assets

Effective July 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's annual financial statements.

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

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Earnings (Loss) Per Share

Effective year ended December 28, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" (EPS). This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 was effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of the prior years' earnings per share.

Earnings (Loss) Per Share (continued)

Prior year amounts for net loss per common share were recomputed in accordance with SFAS No. 128; however such recomputed amounts were unchanged from those previously reported.

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and convertible securities. Assumed conversion of the warrants and convertible securities would be antidilutive, therefore, basic and diluted earnings (loss) per share are the same.

Net loss applicable to common stockholders for the thirty-one weeks ended December 28, 1997 has been increased by $181,000 of preferred dividends in arrears.

Recently Issued Accounting Pronouncements

During June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. The reporting and display requirements of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The Company presently intends to comply with this statement for its year ended December 27, 1998.

During June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The reporting and disclosure requirements of SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company presently intends to comply with this statement for its year ended December 27, 1998.

Reclassifications

Certain reclassifications have been made to the 1996 financial statements to conform to 1997 presentations.


NOTE 2 - PLAN OF REORGANIZATION

The Company's confirmed plan of reorganization provided for the following:

Priority Tax Claims - Federal and state payroll, withholding and other taxes of approximately $382,000 are payable in equal periodic installments over a period ending six years after the date of assessment in an aggregate amount equal to the amount of such allowed claim plus interest from the effective date on the unpaid portion.

Secured Claims - The secured claims of approximately $1,207,000 (including interest of approximately $197,000) were exchanged for payables of $209,000 and 11,333 shares of 8% preferred stock of the Levittown subsidiary.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - PLAN OF REORGANIZATION (Continued)

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

     Postpetition Liabilities - Approximately $1,882,000 of postpetition liabilities were exchanged for 5,333 shares of new 8% subsidiary preferred stock and 213,760 shares of new common stock. Approximately $1,227,000 of postpetition liabilities remained intact. Included in this amount was approximately $500,000 due to certain professionals retained in the bankruptcy case, which was exchanged for 150,696 shares of common stock of the Company by December 28, 1997. No interest will accrue on the outstanding unpaid balances due these professionals.

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

The Company accounted for the reorganization using fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims, as shown below:



            Postpetition current liabilities                                   $  4,458,202
            Liabilities deferred pursuant to Chapter 11 proceedings              19,855,378
                                                                               ------------

            Total postpetition liabilities and allowed claims                    24,313,580

            Reorganization value                                                  5,123,105
                                                                               ------------

            Excess of liabilities over reorganization value                    $ 19,190,475
                                                                               ============


It was determined that the Company's reorganization value approximated the net book value of the assets immediately before May 25, 1997, the date of the plan confirmation.

The following table ("Plan of Reorganization Recovery Analysis") summarizes the adjustments required to record the reorganization and the issuance of the various securities in connection with the implementation of the plan.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                     PLAN OF REORGANIZATION RECOVERY ANALYSIS





                                                                             R E C O V E R Y
                                   -------------------------------------------------------------------------------------------
                                      Account
                                      Balances
                                    Immediately       Elimination
                                      Prior to        of Debt and           Surviving          Tax            Preferred Stock
                                   Reorganization       Equity                 Debt          Claims            %        Amount
                                   -------------- -----------------      --------------   -------------      --------  --------

Postpetition liabilities         $    4,458,202      $   (3,037,064)     $   1,227,025    $         --        13.3%     $40,000
                                    -----------

Claim Interest

Series A secured notes                3,004,229          (2,967,332)            35,000              --        --           --
Series B secured notes                1,806,888            (964,986)              --                --        58.4      175,815
Priority tax claim                      381,605                --                 --            381,605       --           --
Secured claim                         1,206,656            (591,218)           208,612              --        28.3       85,000
Trade and other
   miscellaneous claims              13,456,000         (13,429,875)            26,000              --          --         --
                                    -----------
                                     19,855,378
                                    -----------

Preferred stock                       1,980,000          (1,980,000)               --               --          --         --
Common stock                              7,000              (7,000)               --               --          --         --
Additional paid-in capital           13,743,005         (13,743,005)               --               --          --         --
Preferred stock subscribed            1,800,000                --                  --               --          --         --
Deficit                             (36,720,480)         36,720,480                --               --          --         --
                                    -----------
                                    (19,190,475)               --                  --               --          --         --
                                    -----------      --------------     --------------       ----------    -------     --------

                                    $ 5,123,105      $         --       $    1,496,637       $  381,605      100.0%    $300,815
                                    ===========      ==============     ==============       ==========    =======     ========

                                                                     R E C O V E R Y
                                  ---------------------------------------------------------------------------------------
                                     Additional
                                       Paid-In
                                       Capital           Preferred
                                      Preferred            Stock             Common Stock             Total Recovery
                                        Stock            Subscribed          %       Amount        Amount            %
                                  --------------       ----------       ---------    ------     ------------       ------

Postpetition liabilities         $    153,899     $         --             9.5%      $   214    $  1,421,138        31.88%


Claim Interest

Series A secured notes                   --                 --            84.9         1,897          36,897         1.23
Series B secured notes                666,087               --            --            --           841,902        46.59
Priority tax claim                       --                 --            --            --           381,605       100.00
Secured claim                         321,826               --            --            --           615,438        51.00
Trade and other
   miscellaneous claims                  --                 --             5.6           125          26,125         0.19




Preferred stock                          --                 --            --            --              --           --
Common stock                             --                 --            --            --              --           --
Additional paid-in capital               --                 --            --            --              --           --
Preferred stock subscribed               --            1,800,000          --            --         1,800,000       100.00
Deficit                                  --                 --            --            --              --           --

                                         --                 --            --            --              --           --
                                  ------------       -----------       -------     ---------    ------------

                                  $  1,141,812       $ 1,800,000         100.0%    $   2,236    $  5,123,105
                                  ============       ===========       =======     =========    ============

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 3 - ACQUISITION

On June 23, 1997, the Company purchased a Redheads Bistro/Bar located in Middletown, New Jersey together with the related intellectual property rights in the Redheads concept, trade name and trade dress for $302,000 cash and the assumption of the underlying lease. The acquisition has been accounted for by the purchase method of accounting and the purchase price approximated the fair value of the net assets required.

Unaudited proforma consolidated results of operations were not presented since there was no historical financial information available that corresponded to the periods presented.


NOTE 4 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                    December 28,      December 29,
                                                         1997             1996
                                                       --------         --------
Preoperation costs - net of accumulated
   amortization of $18,799                             $145,991         $   --
Current portion of notes receivable                       6,845          223,801
Prepaid expenses                                         26,167            7,286
Credit card receivables                                  90,309           34,791
Escrow deposits                                          50,000           10,000
Other receivables                                        16,890           17,179
                                                       --------         --------

                                                       $336,202         $293,057
                                                       ========         ========


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                December 28,     December 29,
                                                                     1997            1996
                                                                 ----------       ----------
Leasehold improvements                                           $1,486,580       $2,790,208
Restaurant fixtures and equipment                                   212,115          877,692
Computer software                                                   273,152          437,979
Equipment held under capital leases                                    --            628,935
Furniture and fixtures                                              520,438          366,198
                                                                 ----------       ----------
                                                                  2,492,285        5,101,012
Less: Accumulated depreciation                                      206,149        3,266,020
                                                                 ----------       ----------
                                                                  2,286,136        1,834,992
Construction in progress                                             35,358          107,974
                                                                 ----------       ----------

                                                                 $2,321,494       $1,942,966
                                                                 ==========       ==========


NOTE 6 - NOTES RECEIVABLE - LONG-TERM

Notes receivable consist of three notes, with interest rates ranging from 5.0% to 9.75%, maturing through January 2018, collateralized by property. The current portion of notes receivable has been included in other current assets.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 7 - OTHER ASSETS

Other assets consist of the following:


                                   December 28,    December 29,
                                        1997           1996
                                      --------       --------
Liquor license                        $250,000       $150,000
License fees - net                      90,622          3,787
Deposits                                32,777         22,208
Deferred leasing expenses - net          7,311          7,329
Deferred legal expenses - net            4,762          4,437
Deferred brokerage fees - net             --            1,669
Acquisition costs - net                 23,542           --
Other receivables                       60,757           --
                                      --------       --------

                                      $469,771       $189,430
                                      ========       ========


License fees, deferred leasing expenses, deferred legal expenses, deferred brokerage fees and acquisition costs are net of accumulated amortization of $140,669, and $158,873 as of December 28, 1997 and December 29, 1996.


NOTE 8 - COMMITMENTS

The Company leases its executive office and remaining restaurant premises under various operating leases expiring through August 2013. Rent expense for the thirty-one weeks ended December 28, 1997, twenty-one weeks ended May 25, 1997, twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996 was $582,563, $385,982 $695,453 and $2,548,805.

Future minimum annual rentals are as follows:



        FIFTY-TWO / FIFTY-THREE
                 WEEKS
           ENDING DECEMBER,
           ----------------
                 1998                                             $     990,273
                 1999                                                 1,023,488
                 2000                                                 1,049,663
                 2001                                                 1,056,699
                 2002                                                 1,046,965
              Thereafter                                              8,819,518
                                                                      ---------

                                                                    $13,986,606
                                                                    ===========

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 9 - POSTPETITION SENIOR SECURED NOTES

Postpetition senior secured notes consist of the following:

                                                                                      December 28,       December 29,
                                                                                          1997                1996
                                                                                     --------------       ----------
Postpetition Series A senior secured notes payable to various individuals and corporations, interest accruing at 12%, no stated maturity date,
    collateralized  by  certain  assets  of  the  Company                            $         --         $2,379,530

Postpetition Series A senior secured notes payable to a corporation whose president is the chief operating officer of the Company, interest accruing at 12%, no stated maturity date, collateralized by
    certain assets of the Company                                                              --            200,000

Postpetition  Series  B  senior  secured  notes  payable  to  a
corporation, interest accruing at 12%, no stated maturity date, collateralized by              --            400,000
    certain assets of the Company                                                    --------------       ----------


                                                                                     $         --         $2,979,530
                                                                                     ==============       ==========


NOTE 10 - CAPITAL STOCK

Series A 12% Cumulative Preferred Stock

The Company's management is authorized to issue 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control of others. During 1997, the Company accepted the subscription for the purchase of 46,667 shares of Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at approximately $75 per share, for a total of $3,500,000. As of December 28, 1997, $3,100,000 had been received and 42,109 shares of Series A Preferred Stock had been issued. The stock was valued at the maximum exchange rate of ten shares of Common Stock for every one share of series A Preferred Stock. The Common Stock was valued at $1.50 per share. The balance of the proceeds of $400,000 was received by April 8, 1998.

The Company is obligated to pay dividends to the holders of the Series A Preferred Stock that was issued at a rate equal to 12% per annum on the $75 stated value. The dividends are payable annually through the issuance of shares of Common Stock of the Company at a price equal to 80% of the average bid price for the Common Stock during the preceding 12 months. To the extent funds are legally available, beginning on May 30, 2000, the Company has the option to purchase, at a cash price equal to $75 per share, plus accrued and unpaid dividends, portions of the Series A Preferred Stock, so that the stock would be retired within seven years. For the first three years after issuance, at the election of the holders and with the consent of the Company, the Series A Preferred Stock is exchangeable for shares of Common Stock. After this time the stock is not exchangeable at the holders' option.

As of December 28, 1997, the Company has $123,000 of dividends in arrears for Series A 12% Cumulative Convertible Preferred Stock.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 10 - CAPITAL STOCK (Continued)

Series A 8% Cumulative Exchangeable Preferred Stock

On May 25, 1997, the Company issued 1,778 shares of Series A 8% Cumulative Exchangeable Preferred Stock of both Secaucus and Levittown subsidiaries and 1,777 shares of Series A 8% Cumulative Exchangeable Preferred Stock of Yonkers subsidiary ("Subsidiary Preferred Stock") in exchange for a release of a prepetition liability of approximately $400,000. The stock was valued at the maximum exchange rate of five shares of Common Stock for every one share of Subsidiary Preferred Stock. The Common Stock was valued at $1.50 per share.

Dividends are payable on the Subsidiary Preferred Stock at a rate of 8% per annum based on the liquidation preference of $75 per share. The dividends are payable semi-annually, to the extent funds are legally available. At the election of the issuing subsidiary such dividends may be paid by issuance of shares of Common Stock of the Company, valued for this purpose at the closing price as of the 10th business day preceding declaration of the dividend. Further, to the extent funds are legally available, on May 30, 2000, May 30, 2001, and May 30, 2002, each issuing subsidiary will offer to purchase, at a cash price equal to $75 per share, plus accrued and unpaid dividends, one-sixth, one-third, and one-half, respectively of the Subsidiary Preferred Stock issued under the Plan; provided, however, that if at any time the closing bid price of the Common Stock exceeds $5 per share for 40 consecutive trading days, any such mandatory repurchase obligation shall expire.

On May 25, 1997, the Company issued 13,111 shares of 8% Cumulative Exchangeable Preferred Stock of Levittown subsidiary ("Levittown Preferred Stock") in exchange for a release of a secured claim liability of approximately $850,000. The stock was valued at the maximum exchange rate of five shares of Common Stock for every one share of Levittown Preferred Stock. The Common Stock was valued at $1.50 per share.

Dividends are payable on the Levittown Preferred Stock in cash at a rate of 8% per annum based on the liquidation preference of $75 per share. The dividends are payable semi-annually, to the extent funds are legally available. Further, to the extent funds are legally available, beginning on May 30, 1998, and monthly thereafter, the Levittown subsidiary will offer to purchase one forty-eighth of the shares of the Levittown Preferred Stock issued under the Plan to the holder. The purchase price is equal to the liquidation preference of $75 per share, plus accrued and unpaid dividends. For the first three years after issuance, at the election of the holders and with the consent of the Company, the Subsidiary Preferred Stock and the Levittown Preferred Stock is exchangeable for shares of Common Stock. After this time, the stock is not exchangeable at the holders' option.

The Company's authorized and issued outstanding shares of Series A 8% Cumulative Exchangeable Preferred Stock is as follows:


                             Shares               Shares Issued
Subsidiary                 Authorized            and Outstanding
----------                 ----------            ---------------

Yonkers                      1,000,000                 1,777

Levittown                       15,000                13,111

Secaucus                         2,000                 1,778
                             ---------                ------

                             1,017,000                16,666
                             =========                ======


As of December 28, 1997, the Company has $58,000 of dividends in arrears for Series A 8% Cumulative Exchangeable Preferred Stock.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - CAPITAL STOCK (Continued)

Common Stock

On May 25, 1997, the Company issued shares of Common Stock as follows:

     The Company issued 1,896,983 shares of Common Stock in exchange for the release of $2,520,000 of series A Senior Secured Notes and interest due of approximately $325,000.

     The Company issued 125,000 shares of Common Stock valued at $187,500 for the settlement of approximately $13,456,000 of trade and other miscellaneous claims.

     The Company issued 213,260 shares of Common Stock valued at $319,890 for the settlement of approximately $1,111,000 of postpetition liabilities.

     On May 30, 1997, the Company issued 500 shares of Common Stock in exchange for consulting services.

     On December 28, 1997, the Company issued 150,696 shares of Common Stock for the settlement of $500,000 of unpaid legal fees.


Warrants

From time to time, the Company may issue warrants to purchase its Common Stock to parties other than employees and directors. Warrants may be issued as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above.

Effective July 1, 1996, the Company adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to other than employees to be valued based on the fair value of the warrants.

Prior to May 25, 1997, as part of the subscription for 46,667 shares of Series A Preferred Stock, the Company issued three year warrants to purchase 1,500,000 shares of its Common Stock at a price of $2.00 per share and five year warrants to purchase 1,500,000 shares of its Common Stock at a price of $5.00 per share. The Black-Scholes model valued these warrants at zero based on the following assumptions: no dividend yield, expected volatility of 0%, and a risk-free interest rate of 5.5%.


Predecessor

Redeemable 5% Cumulative Convertible Preferred Stock

On September 4, 1994, the Company's management authorized and issued 220 shares of redeemable 5% cumulative preferred stock for $1,870,000, net of commissions of $330,000. The value assigned to these securities was $10,000 per share. The holder of the preferred stock had the option to redeem the stock for $10,000 per share. Additionally, each share was convertible into 1.25 to 4 shares of common stock, depending on the market value and subject to certain restrictions.

On February 2, 1995, 22 shares of the preferred stock were converted to 222,222 shares of common stock at a conversion price of $0.45 per share, in accordance with the agreement.

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - CAPITAL STOCK (Continued)

Preferred Stock

The Company's management was authorized to issue 1,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control of others. The Company had 107,000 shares of Series A 15% preferred stock issued and outstanding as of December 29, 1996. The shares were redeemable by the Company's management at any time for $10 per share plus any unpaid dividends. Dividends were cumulative. Liquidating distributions were $10 per share plus any unpaid dividends.


NOTE 11 - REORGANIZATION EXPENSES

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


NOTE 12 - INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and city returns.

There are no significant temporary differences for the thirty-one weeks ended December 28, 1997, twenty-one weeks ended May 25, 1997, twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996.

The Company's federal, state and local tax returns have not been filed for the thirty-one weeks ended December 28, 1997, twenty-one weeks ended May 25, 1997, twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996.

As of December 28, 1997, the Company had approximately $15,300,000 of net operating loss carryforwards expiring through 2011, available to offset future federal income taxes.

As a result of the change in control described in Note 2, the Company is subject to limitations on the future utilization of its federal net operating loss carryforwards. These limitations, described in Section 382 of the Internal Revenue Code, limit the amount of future taxable income which may be offset by pre-change net operating loss and capital loss carryforwards. This limitation is calculated by reference to the value of the Company immediately before the change date, multiplied by a discount factor, known as the "long term tax-exempt rate".

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - INCOME TAXES (Continued)

There is no income tax benefit for operating losses for the thirty-one weeks ended December 28, 1997, twenty-one weeks ended May 25, 1997, twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996 due to the following:

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


NOTE 13 - RELATED PARTY TRANSACTIONS

In 1995, the Bankruptcy Court overseeing the Company's Chapter 11 case, in connection with the employment of Mr. Charles Olson, Jr. as President and Chief Executive Officer, approved a consulting agreement between the Company and Rye Management, Inc. ("Rye"), that was extensively negotiated between the Company and the Creditors' Committee. Rye is a corporation owned and controlled by Mr. Olson. The consulting agreement called for a reorganization bonus to be paid to Rye upon the confirmation of the Plan. The consulting agreement assigns various "Success Factors" that are based on the actual recovery (as a percentage of Allowed Claims) realized by general unsecured creditors in the Chapter 11 cases.

This reorganization bonus will be paid through the issuance of the Company Common Stock. Under the confirmed Plan, the number of shares issued will be based on the sustained trading prices achieved for the Common Stock over the three year period following the Plan Effective Date. The reorganization bonus will be calculated based upon the highest average trading price achieved by the Common Stock over the course of ten consecutive trading days during the three years following the Effective Date (with average share volumes traded per day in excess of 10,000 shares). The Company estimates that, on average, a total of 18,000 shares would be issuable for each $1.00 of sustained price realized up to $53 per share during the three year period.

Mr. Olson also has a controlling interest in two companies and a partnership that own shares of Redheads, Inc. Common Stock.