Form 10KSB/A
period 1997-12-28
REDHEADS INC /DE/
filed 1998-04-16
CIK 837596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
         (MARK ONE)

         [X]      ANNUAL REPORT PURSUANT TO AMENDMENT NO. 1 SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE PERIOD FROM DECEMBER 30, 1996 TO DECEMBER 28, 1997
                         COMMISSION FILE NUMBER 0-17975
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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

     Registrant's revenues for the 21 weeks ending May 25, 1997: $3,735,855.

     Registrant's revenues for the 31 weeks ending December 28, 1991: $5,943,970

     Registrant's revenues for the most recent fiscal year:    $ 9,679,825.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 28, 1997 was $2,869,175.10 (based on 869,447 shares held by non-affiliates and computed based on the administrative price for which claims were converted to shares of Common Stock pursuant to the Company's plan of reorganization).

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of April 8, 1998, the Registrant had 2,390,756 shares of its $0.001 par value common stock issued and outstanding.

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


PART III........................................................................................................ 31

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

HOLDERS

         As of December 28, 1997, there were approximately 62 holders of record of the Company's Common Stock.

DIVIDENDS

         Common Stock. No dividends have been declared in respect of the Company's Common Stock since the April 6, 1995 Petition Date. The Company is not prohibited or restricted from paying dividends on the Common Stock, but the Company does not anticipate paying any dividends to holders of the Company's Common Stock in the foreseeable future.

         Series A 12% Cumulative Convertible Preferred Stock. The Company is obligated to pay dividends to the holders of the Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") that was issued under the Plan at a rate equal to twelve percent (12%) per annum on the $75 stated value. The dividends are payable annually through the issuance of shares of Common Stock of the Company at a price equal to 80% of the average bid price for the Common Stock during the preceding 12 months. To the extent these funds are legally available, beginning May 30, 2000, the Company has the option to purchase, at a cash price equal to $75. Per share, plus accrued and unpaid dividends, portions of Series A Preferred Stock, so that the stock would be retired within seven years. For the first three years after the issuance, at the election of the holders and with the consent of the Company, the Series A Preferred Stock is exchangeable for shares of common stock. After this time the stock is not exchangeable at the holders option. As of December 28, 1997, a total of 42,109 shares of the Series A Preferred Stock was outstanding, and all of such shares were held by Teleferscot International, Ltd., ("Teleferscot"). Any newly issued Series A Preferred Stock will be entitled to dividends on the same terms as the currently outstanding shares of Series A Preferred Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan" for further discussion of the nature and terms of the Series A Preferred Stock.

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

                    CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                      (AUDITED)      (AUDITED)      (AUDITED)         (AUDITED)      (AUDITED)
                                                       FY ENDED      FY ENDED        FY ENDED       26 WKS ENDED   26 WKS ENDED
                                                       12/28/97      06/30/96         7/2/95          12/29/96       12/31/95
                                                       -----------------------------------------------------------------------
Revenues                                               9,679,825     26,456,229        17,184,935     7,700,000      13,759,915

Total Operating Expenses                              10,831,067     29,114,318        46,454,926     8,106,380      13,906,250

Loss from Operations                                  (1,151,242)    (2,658,089)       (9,269,991)   (1,186,229)       (971,930)

Loss from Restructuring & Other Expense                 (907,958)    (3,525,138)       (4,964,315)   (1,940,191)       (610,411)

Extraordinary Gain (Loss)                             15,988,136              0                 0             0               0

Gain (Loss) All Restruct., Other,
 & Extraord. Item                                     13,928,936     (6,183,228)      (14,234,306)   (3,126,419)     (1,582,341)

Per Share Gain (Loss) from Operations
 Before Restruct. & Other Exp.                            ($0.27)        ($0.37)           ($1.33)       ($0.16)         ($0.14)

Per Share Gain (Loss Restruct. Expense                    ($0.21)        ($0.49)           ($0.71)       ($0.27)         ($0.09)

Per Share Gain Extraordinary Items                         $3.76              0                 0             0               0

Per Share Gain (Loss) After Restructuring
 Other Expenses & Extraordinary Item                       $3.27         ($0.85)           ($2.04)       ($0.43)         ($0.23)

Weighted Average Shares used in computing
 loss per Common Share(1)                              4,257,731      7,241,546         6,976,865     7,241,546       6,976,865

------------------------------------

(1) Pursuant to the Company's confirmed Plan, all shares of Common Stock outstanding prior to the May 30, 1997 effective date of the Plan were canceled and extinguished.

                         CONSOLIDATED BALANCE SHEET DATA

                               [GRAPHIC OMITTED]

                                           (AUDITED)      (AUDITED)
                                           12/28/97       12/29/96
                                      ----------------------------------
Cash                                        180,082          58,332
Current Assets                              999,660         432,229
Total Assets                              4,463,942       2,671,864
Current Liabilities                       1,156,818       6,818,613
Total Liabilities                         1,434,916      24,214,295
Stockholders' Equity (Deficit)(1)         3,029,026     (21,542,431)
Working Capital (Deficit)                  (157,158)     (6,386,384)

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

COMMITMENTS AND CONTINGENCIES

         (a) The Company operates its restaurants under various operating leases expiring through August 2013. The executive offices are located in Irvington, New York. Rent expense for the fifty two weeks ending December 28, 1997, June 30, 1996 and the twenty six weeks ended December 29, 1996 was $968,545, $2,548,805 and $695,453 respectively.

Future minimum rent payments

           Fifty-Two/Fifty-Three Weeks
                  Ending December
                  ---------------
                       1998                            $990,273
                       1999                           1,023,488
                       2000                           1,049,663
                       2001                           1,056,699
                       2002                           1,046,695
                    Thereafter                        8,819,518
                                                    -----------
                                                    $13,986,606
                                                    ===========





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

SUMMARY OF HISTORICAL RESULTS OF OPERATIONS

         The table that follows sets forth for the periods indicated the Company's statements of operations, with operating expenses, loss, and other income or expense items listed as a percentage of total revenues for such periods:

                                                (AUDITED)                (AUDITED)               (AUDITED)
                                                52 WEEKS                 52 WEEKS                 52 WEEKS
                                              DEC. 28, 1997            JUNE 30, 1996            JULY 2, 1995
                                              -------------            -------------            ------------
SALES                                            9,679,825   100.00%     26,456,229    100.00%   37,184,935   100.00%

COST OF SALES                                    2,827,958    29.21%      7,823,258     29.57%   10,735,704    28.87%
                                              -------------            -------------           ------------
GROSS PROFIT                                     6,851,867    70.79%     18,632,971     70.43%   26,449,231    71.13%
                                              -------------            -------------           ------------
OPERATING EXPENSES
    Labor costs                                  3,108,513    32.11%      9,327,255     35.26%   13,746,467    36.97%
    Occupancy costs                              1,251,869    12.93%      3,486,574     13.18%    5,039,140    13.55%
    Other Operating Expense                      2,301,864    23.78%      6,870,739     25.97%    6,533,574    17.57%
    Depreciation                                   379,663     3.92%      1,099,006      4.15%    1,547,878     4.16%
                                              -------------            -------------           ------------
    TOTAL OPERATING EXPENSES                     7,041,909    72.75%     20,783,574     78.56%   26,867,059    72.25%
                                              -------------            -------------           ------------
INCOME (LOSS) FROM RESTAURANT OPERATIONS          (190,042)   -1.96%     (2,150,603)    -8.13%     (417,828)   -1.12%
                                              -------------            -------------           ------------
    General and administrative expenses            961,200     9.93%        507,487      1.92%    8,852,163    23.81%

INCOME (LOSS) FROM OPERATIONS                   (1,151,242)   -1.96%     (2,658,090)    -8.13%   (9,269,991)   -1.12%
                                              -------------            -------------           ------------
OTHER INCOME (EXPENSE)
    Interest income (expense)                     (325,090)   -3.36%       (514,725)    -1.95%     (832,729)   -2.24%
    Other income (expense) net                     (68,802)   -0.71%        239,901      0.91%      628,891     1.69%
                                              -------------            -------------           ------------

    TOTAL OTHER INCOME (EXPENSE)                  (393,892)   -4.07%       (274,824)    -1.04%     (203,838)   -0.55%
                                              -------------            -------------           ------------

REORGANIZATION EXPENSES
    Professional fees                             (522,081)   -5.39%       (859,154)    -3.25%            0     0.00%
    Loss on abandonment or disposal of
      restaurants                                    8,014     6.08%              0      0.00%   (1,589,417)   -4.27%
    Closing of American Cafe restaurants                 0     0.00%     (2,391,160)    -9.04%            0     0.00%
    Write off of goodwill                                0     0.00%              0      0.00%   (3,171,060)   -8.53%
                                              -------------            -------------           ------------
    TOTAL REORGANIZATION EXPENSES                 (514,067)   -5.31%     (3,250,314)   -12.29%   (4,760,477)  -12.80%
                                              -------------            -------------           ------------

LOSS BEFORE EXTRAORDINARY ITEM                  (2,059,200)  -72.82%     (6,183,228)   -79.04%  (14,234,306) -132.59%

    EXTRAORDINARY ITEM
      Forgiveness of Debt                       15,988,136   165.17%              0      0.00%            0    -4.27%
                                              -------------            -------------           ------------

NET INCOME (LOSS)                               13,928,935   143.90%     (6,183,228)   -23.37% ($14,234,306)  -38.28%
                                              =============            =============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                  4,258,722                7,244,000               6,976,865
                                              =============            =============           ============
INCOME (LOSS) PER COMMON SHARE
    Loss from operations                             (0.48)                   (0.85)                  (2.04)
    Extraordinary                                     3.75                     0.00                    0.00
                                              -------------            -------------           ------------
                                                     $3.27                   ($0.85)                 ($2.04)
                                              =============            =============           ============

RESTAURANTS OPEN AT BEGINNING OF PERIOD                  4                       15                      26
RESTAURANTS OPENED IN PERIOD                             1                        2                       2
RESTAURANTS CLOSED IN PERIOD                             0                        2                      13
RESTAURANTS OPEN AT END OF PERIOD                        5                       15                      15

                                                  (AUDITED)                     (UNAUDITED)
                                                  26 WEEKS                      26 WEEKS(1)
                                              DECEMBER 29, 1996              DECEMBER 31, 1995
SALES                                              7,700,920      100.00%        13,759,915          100.00%

COST OF SALES                                      2,279,267      -29.60%         4,008,618          -29.13%
                                                  ----------                     ----------
GROSS PROFIT                                       5,421,653       70.40%         9,751,297           70.87%
                                                  ----------                     ----------
OPERATING EXPENSES
  Labor costs                                      2,741,441       35.60%         4,855,091           35.28%
  Occupancy costs                                    990,332       12.86%         1,835,818           13.34%
  Other operating expense                          1,750,188       22.73%         2,584,884           18.79%
  Depreciation                                       345,152        4.48%           621,839            4.52%
                                                  ----------                     ----------
  TOTAL OPERATING EXPENSES                         5,827,113       75.67%         9,897,632           71.93%
                                                  ----------                     ----------
INCOME (LOSS) FROM RESTAURANT OPERATIONS            (405,460)      -5.27%          (146,335)          -1.06%
                                                  ----------                     ----------
  General and administrative expenses                780,763       10.14%           825,595            6.00%
                                                  ----------                     ----------
INCOME (LOSS) FROM OPERATIONS                     (1,186,223)     -15.40%          (971,930)          -7.06%
                                                  ----------                     ----------
OTHER INCOME (EXPENSE)
  Interest income (expense)                         (333,699)      -4.33%          (212,686)          -1.55%
  Other income (expense) net                        (151,146)      -1.96%            90,555            0.66%
                                                  ----------                     ----------
  TOTAL OTHER INCOME (EXPENSE)                      (484,845)      -6.30%          (122,132)          -0.89%
                                                  ----------                     ----------
REORGANIZATION EXPENSES
  Professional fees                                 (102,295)      -1.33%          (488,279)          -3.55%
  Loss on abandonment or disposal of restaurants  (1,353,050)     -17.57%                 0            0.00%
  Closing of American Cafe restaurants                     0        0.00%                 0            0.00%
                                                  ----------                     ----------
  TOTAL REORGANIZATION EXPENSES                   (1,455,345)     -18.90%          (488,279)          -3.55%
                                                  ----------                     ----------
  NET INCOME (LOSS)                               (3,126,413)     -40.60%        (1,582,341)         -11.50%
                                                  ==========                     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      7,244,000                      6,976,865
                                                  ==========                     ==========
INCOME (LOSS) PER COMMON SHARE                        $(0.43)                        $(0.23)
                                                  ==========                     ==========
RESTAURANTS OPEN AT BEGINNING OF PERIOD                   15                             15

RESTAURANTS OPENED IN PERIOD                               1                              1

RESTAURANTS CLOSED IN PERIOD                              12                              2

RESTAURANTS OPEN AT END OF PERIOD                          4                             14

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

         Restaurant occupancy expenses decreased $2,234,705 or 64.1% to $1,251,869 in Fiscal Year 1997 from $3,486,574 in Fiscal Year 1996, primarily because of the many unit closures that had been effected by December 29, 1996. In the 1997 period, restaurant occupancy charges as a percentage of revenues decreased to 12.9% from 13.2% in the 1996 Period.

         Other Operating expenses decreased $4,568,875 or 67% to $2,301,864 in Fiscal Year 1997 from $6,870,739 in Fiscal Year 1996. This decrease is primarily due to unit closures, the discontinuance of promotional incentives such as Transmedia and IGT and the continually improving cost cutting measures employed by management. General and administrative expenses as a percentage of revenues decreased to 23.8% in Fiscal Year 1997 from 26.0% in Fiscal Year 1996.

--------
         (2)These two periods do not run consecutively due to the change in accounting periods from fiscal year ending June to fiscal year ending December.

         Depreciation and amortization expense decreased $719,343 or 65% to $379,663 in Fiscal Year 1997 from $1,099,006 in Fiscal Year 1996, primarily as a result of the Company's divestiture of a number of units by December 1996.

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

         Interest expense-net decreased $189,635 or 36.8% to $325,090 in Fiscal Year 1997 from $514,725 in Fiscal Year 1996, principally as a result of the pay down of certain secured loans and the reduction in DIP financing as a result of the emergence from Chapter 11 proceedings. Interest expense-net as a percentage of revenues increased to 3.3% in Fiscal Year 1997 from 2.0% in Fiscal Year 1996.

         Other income (expense) decreased $308,703 or 129% to $(68,802) in Fiscal Year 1997 from $239,901 in Fiscal Year 1996, primarily because of the loss of banquet and video revenue from the closure of American Cafes units effected by December 1996. Other income (expenses) as a percentage of revenues increased to .7% in the 1997 Period from -.9% in the 1996 Period.

         Professional Fees decreased $337,073 or 39% to $522,081 in Fiscal Year 1997 from $859,154 in Fiscal Year 1996, primarily due to a reduction in legal and GMB management fees associated with the Chapter 11 cases. Professional Fees as a percentage of revenues increased to 5.3% in the 1997 Period from 3.3% in the 1996, this is reflective of lower sales volumes.

         The Company recognized a loss on the closing of The American Cafe Restaurants of $2,391,160 in Fiscal Year 1996, this represented 9% of revenue.

         The Company recognized an extraordinary gain of $15,988,136 from the forgiveness of debt upon the emergence from its Chapter 11 cases. In Fiscal Year 1997, this represents 144% of revenue.

         The Company's net income in Fiscal Year 1997 was $13,928,935 as compared to a net loss of $6,183,228 in Fiscal Year 1996. This represents a decrease of $20,112,163 or 325% in net loss.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 1996 TO THE FISCAL YEAR ENDED JULY 2, 1995

         Total revenues decreased $10,728,706 or 29% to $26,456,229 in fiscal year ended June 30, 1996 ("Fiscal Year 1996") from $37,184,935 in the fiscal year ended July 2, 1995 ("Fiscal Year 1995"). Total Operating expense decreased $6,083,485 or 23% to $20,783,574 in Fiscal

Year 1996 from $26,867,059 in the Fiscal Year 1995. Loss from operations decreased $6,611,901 or 71% to $2,658,090 in Fiscal Year 1996 from $9,269,991 in the Fiscal Year 1995. The decreases were attributable primarily to the sale by the Company in March, 1995 of its five Carmella's Cafe units, the prepetition closure of six The American Cafe units the closure of two Red Robin units and cost control measures put in place by new management.

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

         Restaurant occupancy expenses decreased $1,552,566 or 32.2% to $3,486,574 in Fiscal Year 1996 from $5,039,140 in Fiscal Year 1995, primarily because of the many unit closures that had been effected in Fiscal Year 1995. In the 1996 period, restaurant occupancy charges as a percentage of revenues decreased to 13.2% from 13.6% in the 1995 Period.

         General and administrative expenses decreased $8,344,676 or 94% to $507,487 in Fiscal Year 1996 from $8,852,163 in Fiscal Year 1995. This decrease reflects the immediate impact management had on eliminating wasteful general and administrative expenses upon their succeeding prior management in April, 1995 at the commencement of the Company's Chapter 11 cases. General and administrative expenses as a percentage of revenues decreased to 1.9% in Fiscal Year 1996 from 23.8% in Fiscal Year 1995.

         Depreciation and amortization expense decreased $448,872 or 29% to $1,099,006 in Fiscal Year 1996 from $1,547,878 in Fiscal Year 1995, primarily as a result of the Company's divestiture of a number of units in Fiscal Year 1995.

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

         Other income (expense) decreased $388,990 or 61.9% to $239,901 in Fiscal Year 1996 from $628,891 in Fiscal Year 1995, primarily because of the unit closures effected by the end of Fiscal Year 1995. Other operating expenses as a percentage of revenues decreased to .9% in the 1996 Period from 1.7% in the 1995 Period. A significant portion of this decrease is attributable to the loss of banquet related income lost with the closure of The American Cafes.

         Restructuring expenses, primarily representing the fees and expenses of professionals and restaurant management consultants employed in the Company's Chapter 11 case, were $859,154 in Fiscal Year 1996. The Company has not employed any restaurant consultants since February, 1996.

         The Company recognized a loss on disposal of restaurants $1,589,417 in Fiscal Year 1995 from the sale, closure, or liquidation of the Carmella restaurant units and certain other assets of the Company. This represented 4.3% of revenue.

         The Company recognized a loss on the closing of The American Cafe Restaurants of $2,391,160 in Fiscal Year 1996, this represented 9% of revenue.

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

         Other Operating expenses decreased $834,696 or 32.3% to $1,750,188 for the 1996 Period from $2,584,884 for the 1995 Period. This decrease reflects the effects of the consolidation and streamlining of the Company's operations. Other Operating expenses as a percentage of revenues decreased to 22.7% in the 1996 period from 18.8% in the 1995 period.

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

--------

         (3)The Company did not break out general and administrative expenses from other operating expenses for December 31, 1995 so a 6% of gross sales estimate was used.

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


FINANCIAL CONDITION AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Since inception, the Company has incurred losses from operations. As of December 28, 1997 and December 29, 1996, the Company had an accumulated deficit of $715,836 and $35,437,302 respectively. During the Fifty-Two weeks ended December 29, 1997, net cash flow used in operations totaled $1,820,628. During the Thirty-one weeks ended December 29, 1997, net cash flow used in operations totaled $742,221.

         As of December 29, 1996, the Company had negative working capital of $6,386,384, as compared to negative working capital of $157,158 as of December 28, 1997.

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


         FINANCING ACTIVITIES. To fund these units' conversion to the Redheads Bistro/Bar concept and costs associated with the emergence from bankruptcy, as well as other costs, the Company obtained a funding commitment from Teleferscot to provide up to $3.5 million. Through December 28, 1997 the Company received $3,100,000 of the committed funding. As of March, 1998 the Company had drawn down on the remaining amount available under commitment in order to fund the Secaucus unit conversion to the Redheads Bistro/Bar concept. In exchange for each $75 drawn down under the funding commitment, Teleferscot will receive 1 additional share of the Company's Series A Preferred Stock.

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

         Since May 30, 1997, the effective date of the plan of reorganization, the Company lost $715,836. As of December 28, 1997, its working capital deficit was ($157,158). The company anticipates that it will require additional working capital to fund operations and complete the conversion of its existing store to the Redheads concept. The Company also will need additional capital to acquire new restaurant operations and integrate these restaurants into current operations. The Company believes that it will have sufficient capital to meet these obligations through the improvement of current operations, additional revenues generated from new restaurants and the completion of a private placement of equity in the amount of approximately $2,000,000 anticipated in the second quarter of calendar 1998. The Company has signed a letter of intent with an investment banker for this private financing of $2,000,000. However, there can be no assurance that the offering or any restaurant acquisition will be completed, or that the Company will have sufficient capital to support operations and implement its business plans.

ITEM 8.           FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     Page(s)

Report of Independent Certified Public Accountants...........................


Consolidated Balance Sheet...................................................


Consolidated Statement of Operations.........................................


Consolidated Statement of Cash Flows.........................................


Consolidated Statement of Changes in Stockholders' Equity....................


Notes to Consolidated Financial Statements...................................



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

         DAVID C. SEDERHOLT. Mr. Sederholt joined the Company as Executive Vice President and Chief Operating Officer in July, 1997. From 1991 until joining the Company, Mr. Sederholt served as President and Chief Operating Officer of Rattlesnake Holding Co., Inc. and its subsidiary Rattlesnake Grill Restaurants. Mr. Sederholt co-founded and developed the Rattlesnake concept in 1991. Mr. Sederholt was responsible for the reduction of labor and food cost through creation and continual modification of the menu, while furthering the market identity of the concept. Mr. Sederholt additionally served as Chief Financial Officer at Rattlesnake from 1992 to 1996. From 1986 through 1991, Mr. Sederholt served as Managing Partner of Atlantic Professional Resources, Inc., a management and marketing consulting firm serving the food service and hospitality industries. From 1983 through 1986, he served as Corporate Director of Food and Beverage for Huckleberry's restaurants, a multi-unit company with restaurants in New York, Connecticut, and Florida. Mr. Sederholt received a B.S. (Biology and Chemistry) from Pace University.

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


                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION
                                            FISCAL YEAR                                     STOCK           ALL OTHER
      NAME AND PRINCIPAL POSITION            OR PERIOD      SALARY ($)       BONUS ($)      AWARD         COMPENSATION
      ---------------------------            ---------      ----------       ---------      -----         ------------
Charles Olson, Jr .......................     1997        $    66,000           $0            $0
     President/CEO                            1996-T      $    33,500           $0         $27,000
                                              1996        $    99,500           $0         $54,000

David Sederholt..........................     1997        $    50,000           $0         $33,000
   EVP/COO

Steven R. Jakubowski.....................     1996-T               $0           $0         $60,000
    Chief Operating Officer                   1996        $    80,000           $0         $40,000
                                              1996        $    30,000           $0            $0


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


                                                                  NUMBER OF
                                                                  SHARES OF           PERCENTAGE
NAME AND ADDRESS (IF REQUIRED) OF BENEFICIAL OWNER             COMMON STOCK (3)         OF TOTAL
--------------------------------------------------             ----------------         --------
Charles O. Olson, Jr. (1) ................................        1,039,048              41.8%

                                                                  NUMBER OF
                                                                  SHARES OF           PERCENTAGE
NAME AND ADDRESS (IF REQUIRED) OF BENEFICIAL OWNER             COMMON STOCK (3)         OF TOTAL
--------------------------------------------------             ----------------         --------
Mohammedali Hassanali ....................................          151,886              6.1%

Bellaty N.V (1) ..........................................          668,705             26.9%

RehCam Investments L.P (1) ...............................          153,698              6.1%

Chillington Corporation N.V (1) ..........................          190,246              7.6%

Ali Khin..................................................          156,550              6.3%

John E. McConnaughy, Jr...................................          363,251             14.6%

Teleferscot International Limited (2).....................        1,787,750             41.9%

David C. Sederholt........................................           10,000              0.4%

Andrews & Kurth LLP.......................................          151,515              6.4%

A. Keith Hebert...........................................            9,324              0.4%

All Officers and Directors as a Group                             1,421,623             57.3%
(6 Persons)...............................................

(1) Charles Olson, Jr. is the president of Rye Management, Inc., (Rye) the general partner of RehCam Investments Limited Partnership (RehCam). Additionally Mr. Olson is a limited partner in RehCam. RehCam owns 153,698 shares. Mr. Olson is the attorney in fact for Chillington Corporation N.V. which owns 190,246 shares. Mr. Olson exercises voting and investment power over the shares held by this entity, but disclaims beneficial ownership. Mr. Olson is the attorney in fact for Bellaty N.V. which owns 668,705 shares. Mr. Olson exercises voting and investment power over the shares held by this entity, but disclaims beneficial ownership. Mr. Olson owns 26,399 shares personally. Does not include shares, if any, available to Rye Management, Inc. under the terms of the consulting agreement to be paid to Rye as a reorganization bonus. (see Certain Relationship and Related Transactions)

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

Notes to Consolidated Financial Statements

         (a)(2)   FINANCIAL STATEMENTS SCHEDULES

       Not applicable.

         (a)(3)   EXHIBITS

         The following exhibits designated by an asterisk (*) have been previously filed with the Commission pursuant to Form S-1, File No. 33-35416; those designated with a double asterisk (**) have been previously filed on Form 10-KSB for fiscal year 1996; and pursuant to 17 C.F.R. Section 230.411, are incorporated by reference. Those not so designated are filed herewith.

EXHIBIT NO.           DESCRIPTION
-----------           -----------
   2.1**              Second Amended Plan of Reorganization and Order Confirming the Second Amended
                      Plan of Reorganization (December 30, 1996)
   2.2**              Statement of Immaterial Modifications to the Plan and Order Approving
                      Immaterial Modifications to the Plan (January 28, 1997)
   3.1**              Amended and Restated Certificate of Incorporation (May 30, 1997)
   3.2**              Amended and Restated Bylaws (May 30, 1997)
   4.1*               Form of Certificate representing shares of Common Stock
   4.2*               Form of Certificate representing shares of Series A 12% Cumulative Convertible
                      Preferred Stock
   10.1**             Lease dated October, 1985 between Kings Plaza Shopping Center of Flatbush
                      Avenue, Inc. and Kings Plaza Shopping Center of Avenue, U., Inc., as lessor, and Registrant, as lessee
   10.2*              Lease dated March 23, 1988 between Hartz Mountain Development Corp., as lessor, and Registrant, as lessee
   10.3*              Lease dated September 19, 1986 between Robert Martin Company, as lessor, and
                      Registrant, as lessee.
   10.4*              Lease dated December 23, 1992 between Crescent Land Development Associates, as lessor, and Registrant, as lessee.
   10.4.1**           Amendment dated March 1, 1996 to lease dated December 23, 1992 between
                      Crescent Land Development Associates, as lessor, and Registrant, as lessee.
   10.6**             Commitment Letter dated as of May 30, 1997 between Teleferscot International
                      Limited and Registrant
   10.7**             Asset Purchase Agreement among Red One, Inc., J. Michael Gallagher
                      (collectively, the owners of the Redheads concept and the Middletown Redheads
                      Bistro/Bar restaurant facility) and Registrant dated May, 1997 and Order of the Court authorizing this acquisition
   10.8**             Employment Agreement dated July, 1997 between David C. Sederholt, Executive
                      Vice President and Chief Operating Officer, and Registrant
   11.1*              Statement regarding computation of per share earnings
   21.1*              List of Subsidiaries
   27                 Financial Data Schedule for the 31 weeks ending December 28, 1997.
   27.1               Financial Data Schedule for the 21 weeks ending May 25, 1997.


         (a)(4)   REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York on April 15, 1998 (5:17pm).

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

Signature                                        Title                                           Date
---------                                        -----                                           ----
/s/ CHARLES O. OLSON, JR.                   President & CEO, Director                        April 15, 1998
-------------------------
(5:17pm)
Charles O. Olson, Jr.

/s/ JOHN E. McCONNAUGHY                     Director                                         April 15, 1998
-------------------------
(5:17pm)
John E. McConnaughy

/s/ PIERPAOLO MATTEUZZI                     Director                                         April 15, 1998
-------------------------
(5:17pm)
Pierpaolo Matteuzzi

/s/ JULIO PASINI                            Director                                         April 15, 1998
-------------------------
(5:17pm)
Julio Pasini

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company emerged from Chapter 11 of the U.S. Bankruptcy Code pursuant to a confirmed plan of reorganization, effective May 26, 1997 (emergence date). Since May 26, 1997, the Company incurred a net loss of $715,836 and at December 28, 1997 had a working capital deficit of $157,158. Continuation of the Company as a going concern is dependent upon future successful operations and the ability to generate sufficient cash flows from operations and capital/financing sources to meet its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                          COGEN SKLAR LLP
Bala Cynwyd, Pennsylvania
April 8, 1998

                         REDHEADS, INC. AND SUBSIDIARIES
                       (Formerly Magic Restaurants, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996



                                                                                             (Predecessor)
                                                                         December 28,         December 29,
                                                                             1997                 1996
                                                                         ------------         ------------
              ASSETS
CURRENT ASSETS
    Cash                                                                  $   180,082        $     58,332
    Inventory                                                                  83,376              80,840
    Subscription receivable                                                   400,000                --
    Other current assets                                                      336,202             293,057
                                                                          -----------        ------------

TOTAL CURRENT ASSETS                                                          999,660             432,229

PROPERTY AND EQUIPMENT - NET                                                2,321,494           1,942,966

NOTES RECEIVABLE - Long-term, net of provision for losses of
    $33,312 and $-0-                                                          673,017             107,239

OTHER ASSETS                                                                  469,771             189,430
                                                                          -----------        ------------

TOTAL ASSETS                                                              $ 4,463,942        $  2,671,864
                                                                          ===========        ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                 $   967,944        $  3,739,587
    Sales tax payable                                                          71,224              99,496
    Prepetition taxes payable                                                 117,650                --
    Postpetition senior secured notes payable                                    --             2,979,530
                                                                          -----------        ------------

TOTAL CURRENT LIABILITIES                                                   1,156,818           6,818,613
                                                                          -----------        ------------

POSTPETITION TAXES PAYABLE - LONG-TERM                                        278,098                --

LIABILITIES SUBJECT TO COMPROMISE                                                --            15,415,682

REDEEMABLE 5% CUMULATIVE CONVERTIBLE PREFERRED STOCK
    $10,000 par and redeemable value; authorized, issued and
     outstanding - 198 shares                                                    --             1,980,000
                                                                          -----------        ------------

TOTAL LIABILITIES                                                           1,434,916          24,214,295
                                                                          -----------        ------------

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

Management's Future Plans

The Company's consolidated financial statements have been prepared on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, since May 26, 1997, the Company incurred a net loss of $715,836 and at December 28, 1997 had a working capital deficit of $157,158.

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

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and convertible securities. Assumed conversion of the warrants and convertible securities would be either immaterial or antidilutive, therefore, basic and diluted earnings (loss) per share are the same.

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