Form 10QSB
period 1998-03-29
REDHEADS INC /DE/
filed 1998-05-18
CIK 837596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended       March 29, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) EXCHANGE ACT
         For the transition period from____________to_________________

                         Commission file number 0-17975

                                 REDHEADS, INC
           (Exact name of business issuer as specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No

               APPLICATION ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,386,439 as of May 15, 1998.

                         Redheads, Inc, AND SUBSIDIARIES

                                      INDEX

PART I                         FINANCIAL INFORMATION

                                                                                           Page No.
                                                                                           --------
Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 29, 1998 (unaudited)
          and March 30, 1997 (unaudited)                                                        3

         Consolidated Statement of Operations for the thirteen weeks ending
           March 30, 1998 and thirteen ended March 30, 1997
           (unaudited)                                                                          4

         Consolidated Statement of Cash Flows as of March 29, 1998
          (unaudited)                                                                           5

         Consolidated Statement of Accumulated Deficit
           For the thirteen weeks ended March 29, 1998
           (unaudited)                                                                          6

         Notes to Consolidated Financial Statements
           (unaudited)                                                                       7-12

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                                    12-17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  18-19

Item 5.  Other Information                                                                     19

Item 6.  Subsequent Events                                                                     20

Item 7   Exhibits and Reports on Form 8-K                                                      20

Signature Page                                                                                 21

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         REDHEADS, INC, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                            March 29, 1998    March 30, 1997
                                                            --------------    --------------

      ASSETS

CURRENT ASSETS
      Cash                                                        170,168             79,905
      Accounts Receivable - Credit Cards                                1             39,431
      Inventories                                                  81,312             73,535
      Other Current Assets                                        595,483            133,738
                                                                ---------        -----------
TOTAL CURRENT ASSETS                                              846,963            326,609

      Fixed Assets                                              2,573,544          1,863,066
      Other Assets                                                692,250            321,336
      Long Term Note Receivable                                   673,017            161,096
                                                                ---------        -----------
TOTAL LONG TERM ASSETS                                          3,938,811          2,345,499

      TOTAL ASSETS                                              4,785,774          2,672,108
                                                                =========        ===========

      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
      Liabilities Subject to compromise                                 0         15,415,682
      Trade accounts                                            1,021,881          1,473,757
      Notes Payable                                               468,974            629,587
      Sales and payroll taxes payable                              88,875             64,631
      Postpetition senior secured notes                               150          3,792,910
      Loans Payable - Taxes                                       402,568                  0
      Accrued Expenses                                            185,072          1,435,390
                                                                ---------        -----------
      TOTAL CURRENT LIABILITIES                                 2,167,519         22,811,957

REDEEMABLE 5% CUMULATIVE CONVERTIBLE
      PREFERRED STOCK
      $10,000 par and redeemable value; authorized, issued
      and outstanding - 198                                                        1,980,000
                                                               ----------        -----------
 TOTAL LIABILITIES                                              2,167,519         24,791,956

STOCKHOLDERS' EQUITY (DEFICIT)
      8% Preferred stock - $.001 par value; authorized
       - 1,006,000 shares; issued and outstanding - 5,333
       shares as of March 29, 1998                                 40,000

      8% Preferred stock LEV - $.001 par value; authorized
       - 15,000 shares; issued and outstanding - 11,333
       shares as of March 29, 1998                                 85,000

      10% Preferred stock - $.001 par value; authorized
       - 5,000,000 shares; issued and outstanding - 44,775
       shares as of March 29, 1998                                335,815

      Preferred stock - $.001 par value; authorized
       - 1,000,000 shares; issued and outstanding - 107,000
       shares as of March 30, 1997                                      0                 107

      Common stock - $.001 par value; authorized - 23,024,000
       shares; issued and outstanding - 2,836 shares as of
       March 29, 1998                                               2,386

      Old Common stock - $.001 par value; authorized
       - 15,000,000 shares; issued and outstanding - 7,244,000
       shares as of March 30, 1997                                      0               7,244

      Additional paid-in capital                                3,066,662          13,887,520
      Accumulated deficit                                      (1,153,332)        (36,014,720)
                                                               ----------         -----------
                                                                2,376,532         (22,119,849)
                                                               ----------         -----------
      Plus: subscriptions receivable                              200,000                   0
TOTAL STOCKHOLDERS' EQUITY                                      2,576,532         (20,139,849)
                                                               ----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      4,785,774           2,672,108
                                                               ==========         ===========


                         REDHEADS, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    13 Weeks Ending          13 Weeks Ending
                                    March 29, 1998           March 30, 1997
                                      (unaudited)              (unaudited)
SALES                                  2,389,652 100.00%       2,320,122 100.00%

COST OF SALES                            730,166  30.56%         673,674  29.04%
                                       ----------              ----------

GROSS PROFIT                           1,659,486  69.44%       1,646,447  70.96%
                                       ----------              ----------

OPERATING EXPENSES
  Labor costs                            729,151  30.51%         737,153  31.77%
  Occupancy costs                        307,751  12.88%         300,003  12.93%
  Other Operating Expense                573,141  23.98%         526,036  22.67%
  Depreciation                           151,530   6.34%          81,664   3.52%
                                       ----------              ----------

  TOTAL OPERATING EXPENSES             1,761,573  73.72%       1,644,856  70.90%
                                       ----------              ----------

INCOME (LOSS) FROM RESTAURANT
  OPERATIONS                            (102,088) -4.27%           1,591   0.07%
                                       ----------              ----------

  General and administrative
    expenses                             204,618   8.57%         168,465   7.26%
                                       ----------              ----------

INCOME (LOSS) FROM OPERATIONS           (306,706)-12.84%        (166,874) -7.19%
                                       ----------              ----------

OTHER INCOME (EXPENSE)
  Interest income (expense)               (6,820) -0.29%        (197,840) -8.53%
  Other income (expense) net             (35,447) -1.48%        (118,455) -5.11%
                                       ----------              ----------

  TOTAL OTHER INCOME (EXPENSE)           (42,267) -1.77%        (316,295)-13.63%
                                       ----------              ----------

REORGANIZATION EXPENSE
  Professional fees                      (88,116) -3.69%        (102,264) -4.41%
  Loss on abandonment or disposal
    of restaurants                          (405) -0.02%           8,014  0.35%
  Closing of American Cafe
    restaurants                                0   0.00%               0  0.00%
                                       ----------              ----------

  TOTAL REORGANIZATION EXPENSE           (88,522) -3.70%         (94,250) -4.06%
                                       ----------              ----------

LOSS BEFORE EXTRAORDINARY ITEM          (437,495)-18.31%        (577,418)-24.89%

EXTRAORDINARY ITEM
  Forgiveness of Debt                          0   0.00%               0   0.00%

NET INCOME (LOSS)                       (437,495)-18.31%        (577,418)-24.89%
                                       ==========              ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                   2,386,439               7,244,000
                                       ==================================

INCOME (LOSS) PER COMMON SHARE             (0.18)                  (0.08)
                                       ==================================

                         REDHEADS, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Mar 98-Dec 97
                                                                  -------------
CASH FLOW FROM OPERATING ACTIVITY
  Net Income (Loss)                                                  (437,495)
  Depreciation Amortization                                           151,530
  Decrease (Increase) in Inventory                                      2,064
  Decrease (Increase) in Other Current Assets and Accts. Rec.          80,183
  Decrease (Increase) in Other Assets                                 (76,488)
  Loss on conversion of asset                                             405
  Restructuring Expense                                                88,116
  Forgiveness of Debt                                                       0
  Increase (Decrease) in Trade Accounts and Notes Payable
    and Accrued Expenses                                              576,133
  Increase (Decrease) in Loans Payable                                  6,820
  Increase (Decrease) in Sales and Payroll Taxes Payable               17,652
                                                                     --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             408,921
                                                                     --------
CASH FLOW FROM INVESTING ACTIVITY
  (Increase) Decrease in C.I.P. and Fixed Assets                     (403,985)
  Increase (Decrease) in Cash Due to/from Affiliated Co's                 150
                                                                     --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (403,835)
                                                                     --------
CASH FLOW FROM FINANCING ACTIVITY
  Change to Paid In Capital                                           165,000
  Change to Preferred Cumulative Preferred                             20,000
  Change to Preferred Stock Subscribed                               (200,000)
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (15,000)
                                                                     --------
  Increase (Decrease) in Cash                                          (9,914)

Cash Beginning                                                        180,082
                                                                     --------
Cash Ending                                                           170,168
                                                                     ========

                         REDHEADS, INC, AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT

                                                                  REDHEADS, INC, AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                                                     -------------------------------------------------------
                               TOTAL                                             PIC
                            Stockholder   Preferred   Preferred   Preferred   Preferred   Common   Paid-in   Preferred     Retained
                               Equity       Stock     Stock/LEV   Stock/MRI     Stock      Stock   Capital   Stock subs.   Earnings
                            -------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 28,
  1997                       3,039,026      40,000      85,000     315,815    2,401,813    2,386   499,849     400,000     (715,836)

EQUITY PLACEMENT FEES          (15,000)                                                            (15,000)
RECORD PREFERRED STOCK
  TO TELEFERSCOT                     0                              20,000      180,000                       (200,000)
NET INCOME JAN. TO
  MARCH 1998                  (437,495)                                                                                    (437,495)

                            -------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 29,
  1998                       2,576,531      40,000      85,000     335,815    2,581,813    2,386   484,849     200,000   (1,153,331)
                            =======================================================================================================
SHARES OUTSTANDING AT
  MARCH 29, 1998                             5,333      11,333      44,775

                         REDHEADS, INC, AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       STATEMENT OF INFORMATION FURNISHED

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 29, 1998 and December 28, 1997, the results of operations for the thirteen weeks March 29, 1998 and March 30, 1997, and the cash flows for the thirteen weeks ended March 29, 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 28, 1997.

         Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 28, 1997.

         Interim results of operations are not necessarily indicative of the results to be expected for a full year.

2.       COMMITMENTS AND CONTINGENCIES

         (a) The Company operates its restaurants under various operating leases expiring through August 2013. The executive offices are located in Irvington, New York and are leased on a month to month basis. Rent expense for the existing operations at March 29, 1998 for the thirteen week period ending March 29, 1998 and March 30, 1997 was $324,250 and $310,656 respectively.

Future minimum rent payments

         Fifty-Two/ Fifty-Three Weeks
                Ending December
                ---------------
                     1998                           $  999,273
                     1999                            1,023,488
                     2000                            1,049,663
                     2001                            1,056,699

         Fifty-Two/ Fifty-Three Weeks
                Ending December
                ---------------
                     2002                            1,046,695
                  Thereafter                         8,819,518
                                                     ---------


3.       CAPITALIZATION


Preferred Stock, Convertible 5%

         All equity interests outstanding prior to the Plan Effective Date of May 30, 1997, were canceled and extinguished without compensation.


Preferred Stock

         All equity interests outstanding prior to the Plan Effective Date of May 30, 1997, were canceled and extinguished without compensation.

         Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). In accordance with the Plan of Reorganization, Teleferscott International Ltd. ("Teleferscott"), the holder of $1,700,000 in postpetition series B notes (see accompanying discussion of the Reorganization Plan) and $1,600,000 subsequently funded and issued Series A Preferred Stock subscription, currently holds 44,775 series A Preferred Stock. The Company is obligated to pay dividends to the holders of the

Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") issued under the Plan at a rate equal to twelve percent (12%) per annum on the $75 stated value. The dividends are payable annually through the issuance of shares of Common Stock of the Company at a price equal to 80% of the average bid price for the Common Stock during the preceding 12 months. To the extent these funds are legally available, beginning May 30, 2000, the Company has the option to purchase, at a cash price equal to $75, per share, plus accrued and unpaid dividends, portions of Series A Preferred Stock, so that the stock would be retired within seven years. For the first three years after the issuance, at the election of the holders and with the consent of the Company, the Series A Preferred Stock is exchangeable for shares of common stock. After this time the stock is not exchangeable at the holders option. As of March 29, 1998, a total of 44,775 shares of the Series A Preferred Stock were outstanding, and all of such shares were held by Teleferscot. Any newly issued Series A Preferred Stock will be entitled to dividends on the same terms as the currently outstanding shares of Series A Preferred Stock.

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

         The Common Stock issued pursuant to the Plan has not been publicly traded since the Plan Effective Date. Prior to the Plan Effective Date, the Company's then issued Common Stock was quoted for trading on the NASDAQ (symbol "MGIK"), until it was de-listed on April 10, 1995. Pursuant to its obligations under the Plan, the Company will use reasonable efforts to have the Common Stock quoted for trading on the automated quotation system maintained by the National Quotation Bureau, Inc (symbol "RDHD").

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

4.       ACQUISITION AND DIVESTITURES OF RESTAURANTS

1) While operating under chapter 11 The Company ceased operations at all of its restaurants in the Washington D.C. area. The long term assets of 8 restaurants in the Washington D.C. area were written off as of year end 1996.

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


5.       INCOME TAXES

         The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the thirteen weeks ended March 29, 1998. The Company's federal state and city tax returns have not yet been filed for the fifty two week period ending December 28, 1997, the twenty six weeks ended December 29, 1996, the fifty two weeks ended June, 30 1996 and July 2, 1995.

         As of December 28, 1997 the Company had approximately $15,300,000 of net operating loss carry forwards expiring through 2011, available to face future federal income taxes.

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

(B)      RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -THE THIRTEEN WEEKS ENDED MARCH 29, 1998 AS COMPARED WITH THE THIRTEEN WEEKS ENDED MARCH 30, 1997

       Total revenues increased $69,530, or 3.0% to $2,389,652 for the thirteen weeks ended March 29, 1998, from $2,320,122 for the thirteen weeks ended March 30, 1997. The increase was attributable to the net effect of the closure the Secaucus, New Jersey, Red Robin location during renovation to a Redheads Bistro/Bar and the addition of the Middletown, New Jersey, Redheads Bistro/Bar location.

       Same stores sales decreased approximately $274,866 or 15.5% for the thirteen weeks ended March 29, 1998 from the same period a year ago. The decrease in same store sales can be substantially attributed to the Company's Levittown, Long Island Redheads Bistro/Bar location. The decrease in same store sales at the Levittown unit totaled approximately $249,128 or 38.9%.

       Food and beverage expense increased $56,492 or 8.39% to $730,166 for the thirteen weeks ended March 29, 1998 from $673,674 for the thirteen weeks ended March 30, 1997, principally due to the difference in food cost inherent in the Redheads Bistro/Bar concept as compared to the food cost inherent in the Red Robin concept and partially attributable to the net loss in sales referred to above. The company re-engineered the menu lowering food cost at the Redheads Bistro/Bar Levittown location.

       Restaurant labor and related expenses decreased $8,002 or 1.09% to $729,151 for the thirteen weeks ended March 29, 1998, from $737,153 for the thirteen weeks ended March 30, 1997. This was attributable to the efficiencies realized by the re-engineering of the menu at the Redheads Bistro/Bar location in Levittown. Restaurant labor expenses as a percentage of food and beverage revenues decreased 1.26% to 30.51% from 31.77%, in the respective periods.

       Restaurant occupancy expenses increased $7,748 or 2.58% to $307,751 for the thirteen weeks ended March 29, 1998, from $300,003 for the thirteen weeks ended March 30, 1997. This was attributable to the combined effect of (1) the acquisition of the Middletown Redheads Bistro/Bar location, (2) the increase in base rent at the Yonkers location and (3) the capitalization of the Secaucus rent during the renovation period. Restaurant occupancy expenses as a percentage of food and beverage revenues decreased .05% to 12.88% from 12.93%, in the respective periods.

       Other operating expenses increased $47,105 or 8.95% to $573,141 for the thirteen weeks ended March 29, 1998, from $526,036 for the thirteen weeks ended March 30, 1997. This was attributable to the acquisition of the Middletown Redheads Bistro/Bar location. Other operating expenses consist mainly of utilities, supplies, royalties, insurance, maintenance and other overhead items. Other operating expenses as a percentage of food and beverage revenues increased 1.31% to 23.98% from 22.67%, in the respective periods.

       Depreciation increased $69,866 or 85.55% to $151,530 for the thirteen weeks ended March 29, 1998, from $81,664 for the year ended March 30, 1997. This increase is attributable to the depreciation of fixed asset additions in connection with the conversion of Redheads Yonkers, New York, and acquisition of the Middletown, New Jersey restaurants.

       General and administrative expenses increased $36,154 or 21.5% to $204,618 for the thirteen weeks ended March 29, 1998, from $168,465 for the thirteen weeks ended March 30, 1997. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses. General and administrative expenses as a percentage of revenues increased to 8.6% from 7.3%, in the respective periods.

       Interest expense decreased $191,020 or 96.55% to $6,820 for the thirteen weeks ended March 29, 1998 from $197,8400 for the thirteen weeks ended March 30, 1997, principally as a result of interest incurred in connection with DIP financing converted to equity in May 1997. Interest income as a percentage of revenues improved to 0.29% from 8.53%, in the respective periods.

       Other expense decreased $71,758 or 60.58% to $46,697 for the thirteen weeks ended March 29, 1998 from $118,455 for the thirteen weeks ended March 30, 1997, due to income realized from sushi concessions in the Yonkers, Levittown and Secaucus locations. Other expense as a percentage of revenues decreased 3.16% to 1.95% from 5.11%, in the respective periods.

       Professional Fees decreased $14,147 or 13.83% to $88,116 for the thirteen weeks ended March 29, 1998 from $102,264 for ended March 30, 1997 principally as a result of a decrease in attorneys fees related to the bankruptcy. Reorganization expense as a percentage of revenues decreased 0.36% to 3.70% from 4.06%, in the respective periods.

       The Company's net loss decreased $139,923 or 24.22% to ($437,495) for the thirteen weeks ended March 29, 1998, from ($577,418) for the thirteen weeks ended March 30, 1997. Net loss as a percentage of revenues decreased 6.58% to 18.31% from 24.89%, in the respective periods.

(C)    LIQUIDITY AND CAPITAL RESOURCES

       OPERATING ACTIVITIES. Since inception, the Company has incurred losses from operations. As of May 25, 1997, the Company had an accumulated deficit of $36,864,531. This was all eliminated through the use of "fresh-start" accounting. During the period May 25, 1997 through March 29, 1998 operations resulted in a loss of $448,801 and the net decrease in cash totaled $9,914. This was primarily the result the net cash provided from operations of $408,921; net cash used in investing activities of $403,835, mostly increases in construction in the Secaucus unit conversion and net cash used in financing activities of $15,000 from the receipt of $200,000 of Preferred Stock Subscribed and payment of private placement financing fees. As of March 29, 1998, the Company had a net cash balance of $170,178.

       As of March 29, 1998, the Company had negative working capital of $1,320,556, as compared to negative working capital of $976,736 as of December 28, 1997.

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

       The Company anticipates that it may continue to incur losses in the near term as it continues to integrate operating margin improvement programs into its existing restaurants. Additionally, the Company believes the anticipated private placement will provide the necessary capital to acquire additional locations to achieve profitability. However, the Company believes, although there can be no assurance, that these programs will achieve profitability and/or anticipated financing occur thereby and enhancing the Company's profitability and working capital position.

         INVESTING ACTIVITIES. The Company is required by an order of the Bankruptcy Court, entered into in connection with the Plan, to remove all Red Robin trade dress from its restaurant location in Secaucus, New Jersey, Yonkers, New York, and Kings Plaza, Brooklyn, on or before December 31, 1997. Failure to remove the trade dress as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company has proceeded with the conversions as directed by the court. As of November 1997 and March 1998 the Yonkers and Secaucus locations (respectively) had been successfully converted and only the Kings Plaza location was in violation of this order. The Company has notified Red Robin of its violation and intent to convert the unit during the third quarter of 1998.

       FINANCING ACTIVITIES. To fund these units' conversion to the Redheads Bistro/Bar concept and costs associated with the emergence from bankruptcy, as well as other costs, the Company obtained a funding commitment from Teleferscot to provide up to $3.5 million. Through March 29, 1998 the Company received approximately $3,300,000 of the committed funding. In exchange for each $75 drawn down under the funding commitment, Teleferscot will receive 1 additional share of the Company's Series A Preferred Stock.

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

       In July, 1997, Mr. Gallagher, one of the former owners of the Redheads concept, tendered his resignation to the Company and embarked upon design and construction of another concept restaurant named "Jersey Girls." Upon review of the completed facility and discussions with Mr. Gallagher and others, the Company believes that Mr. Gallagher, his partners, his affiliates and the designer, Mr. Greg Sheridan may have infringed upon the trade dress of the Redheads concept. The Company has resolved this matter whereby Jersey Girls has agreed to remove the items bringing rise to the Company's possible legal actions.

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



SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company was operating pursuant to the orders of the Bankruptcy Court during the first quarter of 1997 and did not submit any matters to a vote of the security holders during that period.

ITEM 5.         OTHER INFORMATION

         On December 15, 1996, the Company ceased operations in its Smithhaven, New York location. As of December 29, 1996, the Company ceased operations in its Staten Island, New York location. As of December 15, 1996, the Company ceased operations in its Tysons Corner, Virginia location. The long term assets of both operation were written off as of year end 1996.

        On February 18, 1998 the Company entered into an exclusive agreement for the private placement of securities with a broker-dealer for the private placement of up $2,000,000 of the Company's securities. The offering will be on a "best efforts all or none basis" as to $1,750,000 of Securities and on a "best efforts basis" as to an additional $250,000 of Securities. The anticipated terms of the Offering are subject to further review and negotiation and the completion of due diligence. There can be no assurance that the Company will receive the contemplated financing.

ITEM 7.         EXHIBITS AND REPORTS ON FORM 8-K

       (A)      Exhibits Filed

                None

       (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended March 29, 1998:

       None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Redheads, Inc,




Date:  May 18, 1998                          By:  s/ Charles O. Olson, Jr.
      -------------                               ------------------------
                                                  Charles O. Olson, Jr.
                                                  Chief Executive Officer