Form 10QSB
period 1998-06-28
REDHEADS INC /DE/
filed 1998-08-19
CIK 837596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       June 28, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,453,439 as of August 17, 1998.

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

              Consolidated Balance Sheet as of June 28, 1998 (unaudited)
               and December 28, 1997  (audited)......................................................3

              Consolidated Statement of Operations for the thirteen weeks ending
               June 28, 1998 (unaudited) and eight weeks ending May 30, 1997 and five weeks ending  June 29, 1997 (unaudited)..........................................4

              Consolidated Statement of Operations for the twenty-six weeks ending
               June 28, 1998 (unaudited) and twenty-one weeks ending May 30, 1997 and five weeks ending  June 29, 1997 (unaudited)..........................................5

              Consolidated Statement of Cash Flows as of June 28, 1998 (unaudited)...................6

              Notes to Consolidated Financial Statements
                (unaudited).......................................................................7-12

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations..................................................................... 12-18

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................19-20

Item 2.       Changes in Securities.................................................................20

Item 3.       Defaults Upon Senior Securities.......................................................20

Item 4.       Submission of Matters To A Vote Of Security Holders...................................20

Item 5.       Other Information.....................................................................20

Item 6.       Subsequent Events.....................................................................21

Item 7        Exhibits and Reports on Form 8-K......................................................21

Signature Page    ..................................................................................22

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                         REDHEADS, INC, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                     June 28, 1998    December 28, 1997
                                                                       (Unaudited)         (Audited)
ASSETS
CURRENT ASSETS
Cash                                                                     (67,070)          180,082
Inventories                                                               75,878            83,376
Subscription Receivable                                                        0           400,000
Other Current Assets                                                     549,057           336,202
                                                                      ----------        ----------
TOTAL CURRENT ASSETS                                                     557,865           999,660

Fixed Assets                                                           2,483,427         2,321,494
Other Assets                                                             628,351           469,771
Long Term Note Receivable                                                673,017           673,017
                                                                      ----------        ----------
TOTAL LONG TERM ASSETS                                                 3,784,795         3,464,282

TOTAL ASSETS                                                           4,342,660         4,463,942
                                                                      ==========        ==========

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Trade accounts                                                           859,700           736,113
Notes Payable                                                            438,433
Sales and payroll taxes payable                                           64,055            71,224
Current portion of long-term debt                                        117,650           117,650
Reserves For Liabilities                                                 185,072           185,072
Accrued Expenses                                                          46,759            46,759
                                                                      ----------        ----------
TOTAL CURRENT LIABILITIES                                              1,711,669         1,156,818

LONG-TERM DEBT                                                           284,916           278,098

STOCKHOLDERS' DEFICIT
8% Preferred stock - $.001 par value;  5,333 issued                       40,000            40,000
and outstanding as of Dec. 28, 1997 and June 28, 1998
8% Preferred stock  LEV- $.001 par value; 11,333 shares                   85,000            85,000
outstanding as of Dec. 28, 1997 and June 28, 1998
12% Preferred stock $.001 par value; 44,775 issued  and                  315,815           315,815
outstanding as of Dec. 28, 1997 and June 28,1998
Common stock - $.001 par value; authorized - 23,024,000                    2,458             2,386
2,390,756 issued and outstanding at Dec. 28, 1997
issued and outstanding at June 29, 1998
Additional paid-in capital                                             3,172,341         2,901,661
Accumulated deficit                                                   (1,489,539)         (715,836)
                                                                      ----------        ----------
                                                                       2,146,075         2,629,026
                                                                      ----------        ----------

Plus:  subscriptions receivable                                          200,000           400,000
TOTAL STOCKHOLDERS' EQUITY                                             2,346,075         3,029,026
                                                                      ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             4,342,660         4,463,942
                                                                      ==========        ==========

                         REDHEADS, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                        13 Weeks              8 Weeks                  5 Weeks
                                      June 28, 1998         May 25, June            June 29, 1998
                                       (Unaudited)          (Unaudited)              (Unaudited)
                                     ---------------      ----------------          -------------
SALES                                  2,415,365              1,415,733                  939,309

COST OF SALES                            692,125    28.6%       403,433      28.5%       262,457     27.9%
                                      ----------            -----------               ----------

GROSS PROFIT                           1,723,240    71.3%     1,012,300      71.5%       676,852     72.0%

OPERATING EXPENSES
Labor costs                              792,020    32.7%       437,023      30.8%       293,477     31.2%
Occupancy costs                          336,277    13.9%       206,276      14.5%       101,269     10.7%
Other Operating Expense                  543,365    22.5%       314,245      22.2%       211,319     22.5%
Depreciation                             153,940     6.3%        57,363      4.05%        27,933     2.97%
                                      ----------            -----------               ----------
TOTAL OPERATING EXPENSES               1,825,601    75.5%     1,014,907      71.6%       633,998     67.5%
                                      ----------            -----------               ----------
INCOME (LOSS) FROM RESTAURANT           (102,361)   -4.2%        (2,607)    -0.18%        42,854      4.5%
OPERATIONS
                                      ----------            -----------               ----------

General and administrative expenses      299,819    12.4%       442,025     31.22%        57,672      6.1%
                                      ----------            -----------               ----------
INCOME (LOSS) FROM OPERATIONS           (402,180)  -16.6%      (444,631)    -31.4%       (14,818)    -1.5%
                                      ----------            -----------               ----------

OTHER INCOME (EXPENSE)
Interest income (expense)                (12,250)   -0.5%      (126,024)    -8.90%        11,789      1.2%
Other income (expense) net                 2,137    0.09%        96,297      6.80%        (6,514)    -0.6%
TOTAL OTHER INCOME (EXPENSE)             (10,113)   -0.4%       (29,727)    -2.10%         5,275      0.5%

REORGANIZATION EXPENSE
Professional fees                       (100,500)   -4.1%      (375,852)    -26.5%       (11,697)    -1.2%
Forgiveness of Debt                      176,586     7.3%    16,072,400    1135.2%       (13,200)    -1.4%

TOTAL REORGANIZATION EXPENSE              76,086     3.1%    15,696,548    1108.7%       (24,897)    -2.6%
                                      ----------            -----------               ----------


NET INCOME (LOSS)                       (336,207)  -13.9%    15,222,189    1075.2%       (34,440)    -3.6%
                                      ==========            ===========               ==========

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES
OUTSTANDING                            2,453,439              7,154,549                2,234,744


INCOME (LOSS) PER COMMON SHARE             (0.14)                  2.13                    (0.02)

                         REDHEADS, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                26 Weeks Ending             21 Weeks                 5 Weeks
                                                                             Ending                  Ending
                                                 June 28, 1998            May 30, 1997            June 29, 1997
                                                  (unaudited)              (unaudited)              (unaudited)
                                                 --------------           ------------            -------------
SALES                                                 4,805,017              3,735,855                  939,309

COST OF SALES                                         1,421,194   29.5%      1,077,107     28.8%        262,457   27.9%
                                                 --------------           ------------              -----------

GROSS PROFIT                                          3,383,823   70.4%      2,658,747     71.1%        676,852   72.0%
                                                 --------------           ------------              -----------


OPERATING EXPENSES
Labor costs                                           1,521,171   31.6%      1,174,177     31.4%        293,477   31.2%
Occupancy costs                                         644,028   13.4%        506,279     13.5%        101,269   10.7%
Other Operating Expense                               1,098,322   22.8%        840,281     22.4%        211,319   22.5%
Depreciation                                            288,630    6.0%        139,027      3.7%         27,933    2.9%
                                                 --------------           ------------              -----------
TOTAL OPERATING EXPENSES                              3,552,150   73.9%      2,659,763     71.2%        633,998   67.5%
                                                 --------------           ------------              -----------
INCOME (LOSS) FROM                                     (168,328)  -3.5%         (1,015)   -0.03%         42,854    4.5%
                                                 --------------           ------------              -----------

General and administrative                              576,525   12.0%        610,489     16.3%         57,672    6.1%
                                                 --------------           ------------              -----------
INCOME (LOSS) FROM                                     (744,853) -15.5%       (611,505)   -16.3%        (14,818)  -1.5%
                                                 --------------           ------------              -----------


OTHER INCOME (EXPENSE)
Interest income (expense)                               (19,070)  -0.4%       (323,864)    -8.6%         11,789    1.2%
Other income (expense) net                                2,250   0.05%        (22,158)    -0.6%         (6,514)  -0.7%
                                                 --------------           ------------              -----------
TOTAL OTHER INCOME                                      (16,819)  -0.3%       (346,022)    -9.2%          5,275    0.5%


REORGANIZATION EXPENSE
Professional fees                                      (188,616)  -3.9%       (478,116)   -12.8%        (11,697)  -1.2%
Loss on abandonment or disposal                               0                  8,014      0.2%              0   0.00%

FORGIVENESS OF DEBT                                     176,586    3.6%     16,072,400    430.2%        (13,200)  -1.4%

TOTAL OTHER INCOME                                      (12,030)  -0.3%     15,602,298    417.6%        (24,897)  -2.6%
(EXPENSE)
                                                 --------------           ------------              -----------

                                                 --------------           ------------              -----------
NET INCOME (LOSS)                                      (773,702) -16.1%     14,644,771    392.0%        (34,440) -3.7%
                                                 ==============           ============              ===========
                                                      2,453,439              7,154,549                2,234,744

INCOME (LOSS) SHARE                                       (.315)                 2.047                     (.02)


                         REDHEADS, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


CASH FLOW PROVIDED FROM OPERATING ACTIVITIES
Net Income (Loss)                                                 (336,207)
Depreciation & Amortization                                        153,940
Decrease (Increase) In Inventory                                     5,434
Decrease (Increase) In Other Current Assets And Accts. Rec          46,426
Decrease (Increase) In Other Assets                                 63,899
Restructuring Expense                                              100,500
Forgiveness Of Debt                                               (176,586)
Increase (Decrease) In Trade Accounts And Notes Payable
     And Accrued Expenses                                         (192,722)
Increase (Decrease) In Sales And Payroll Taxes Payable             (24,820)
Increase (Decrease) In Deferred Income & Accrued Expenses            4,886
                                                                  --------
Net Cash Provided by (Used In) Operating Activities               (360,136)


CASH FLOW FROM INVESTING ACTIVITY
Decrease (Increase) In C.I.P. And Fixed Assets                      17,147
Decrease (Increase) In Cash Due To/From Affiliated Co's                  0
                                                                  --------
Net Cash Provided by (Used In) Investing Activities                 17,147


CASH FLOW FROM FINANCING ACTIVITY
Change to Common Stock                                                  72
Change to Paid in Capital                                          105,679
Change to Cumulative Preferred
Change to Preferred Stock Subscribed                                     0

Net Cash Provided by (Used In) Financing Activities                105,751


Increase (Decrease) Cash                                          (237,238)


Cash at Beginning of Period                                        170,168

Cash at End of Period                                              (67,070)
                                                                  ========

                         REDHEADS, INC, AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 28, 1998 and December 28, 1997, the results of operations for the thirteen and twenty-six weeks ended June 28, 1998, eight and twenty-one week periods ending May 30, 1997, and five week period ending June 28, 1998, and the cash flows for the thirteen weeks ended June 28, 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 28, 1997.

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

2.       Commitments and Contingencies

         (a) The Company operates its restaurants under various operating leases expiring through August 2013. The executive offices are located in Irvington, New York. Rent expense for the existing operations for the twenty-six week period ending June 28, 1998 and twenty-one week period ending May 30, 1997 and five week ending June 29, 1997 was 644,028, 506,279 and 101,269 respectively.

Future minimum rent payments

                Fifty-Two/ Fifty-Three Weeks
                       Ending December
                       ---------------
                             1998                            $  999,273
                             1999                             1,023,488
                             2000                             1,049,663
                             2001                             1,056,699
                             2002                             1,046,695
                         Thereafter                           8,819,518
                                                             ----------

3.       Capitalization

Preferred Stock, Convertible 5%

         All equity interests outstanding prior to the Plan Effective Date of May 30, 1997, were canceled and extinguished without compensation.


Preferred Stock

         All equity interests outstanding prior to the Plan Effective Date of May 30, 1997, were canceled and extinguished without compensation.

         Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). In accordance with the Plan of Reorganization, Teleferscot International Ltd. ("Teleferscott"), the holders of $1,700,000 in postpetition series B notes (see accompanying discussion of the Reorganization Plan) and $1,600,000 subsequently funded and issued Series A Preferred Stock subscription, currently holds 44,775 series A Preferred Stock. The Company is obligated to pay dividends to the holders of the Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") that was issued under the Plan at a rate equal to twelve percent (12%) per annum on the $75 stated value. The dividends are payable annually through the issuance of shares of Common Stock of the Company at a price equal to 80% of the average bid price for the Common Stock during the preceding 12 months. To the extent these funds are legally available, beginning May 30, 2000, the Company has the option to purchase, at a cash price equal to $75. per share, plus accrued and unpaid dividends, portions of Series A Preferred Stock, so that the stock would be retired within seven years. For the first three years after the issuance, at the election of the holders and with the consent of the Company, the Series A Preferred Stock is exchangeable for shares of common stock. After this time the stock is not exchangeable at the holders option. As of June 28, 1998, a total of 44,775 shares of the Series A Preferred Stock was outstanding, and all of such shares were held by Teleferscot. Any newly issued Series A Preferred Stock will be entitled to dividends on the same terms as the currently outstanding shares of Series A Preferred Stock.

         R.B.B. of Secaucus and R.B.B. of Yonkers Preferred Stock. Pursuant to the Plan, R.B.B. of Secaucus, Inc., R.B.B. of Yonkers, Inc. and R.B.B. of Levittown issued 8% Cumulative Exchangeable Preferred Stock (the "Subsidiary Preferred Stock") in exchange for a release of prepetition liability of approximately $400,000. Each issuing subsidiary owns and operates the restaurant unit located in the city designated in the corporate name of the particular issuing subsidiary.

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

         Levittown Preferred Stock. R.B.B. of Levittown, Inc. has also issued its own 8% Cumulative Exchangeable Preferred Stock (the "Levittown Preferred Stock"). On May 25,1997 the company issued 13,111 shares of 8% Levittown Preferred Stock. Dividends are payable on the Levittown Preferred Stock in cash at a rate of 8% per annum based on the liquidation preference of $75 per share. The dividends are payable semi-annually, to the extent funds are legally available therefor. Further, to the extent funds are legally available therefor, beginning on May 30, 1998, and monthly thereafter, the Levittown subsidiary will offer to purchase one forty- eighth (1/48) of the shares of the Levittown Preferred Stock issued under the Plan to the holder. The purchase price for such repurchase is equal to the liquidation preference of $75 per share, plus accrued and unpaid dividends. For the first three years after issuance, at the election of the holders and with the consent of the Company, Levittown Preferred Stock and the Subsidiary Preferred Stock is exchangeable for shares of common stock. After this time, the stock is not exchangeable at the holders option.

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

         Holders of the Levittown Preferred Stock also have the right, if a default in payment of dividends or mandatory repurchase is uncured for 60 days or if the covenant on occurrence of indebtedness or ownership of the subsidiary assets is breached, to require the Company to deliver to the holder all outstanding shares of common stock of R.B.B. of Levittown, Inc. in exchange for the Levittown Preferred Stock.


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

                       Low          High
                       ---          ----
1996
First quarter ...... $ 0.01       $ 0.12
Second quarter ..... $ 0.01       $ 0.12
Third quarter ...... $ 0.01       $ 0.12
Fourth quarter ..... $ 0.01       $ 0.12

1997
First quarter ...... $ 0.01       $ 0.12
Second quarter ..... $ 0.01       $ 0.12
Third quarter ...... $ 0.01       $ 0.12
Fourth quarter ..... $ 0.01       $ 0.12

1998
First quarter ...... $ 0.01       $ 0.02
Second quarter ..... $ 1.50       $ 2.00

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


5.       Income Taxes

         The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the thirteen weeks ended June 28, 1998. The Company's federal state and city tax returns have not yet been filed for the fifty two week period ending December 28, 1997, the twenty six weeks ended December 29, 1996, the fifty two weeks ended June, 30 1996 and July 2, 1995.

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

         The lack of liquidity that precipitated the Company's Chapter 11 filing stemmed from under- capitalization, the collapse of its stock price, the concomitant inability to obtain equity or debt financing through the public capital markets, rising interest costs of nearly $1 million annually, mounting amortization and accelerations of nearly $4 million in notes payable, high level of general and administrative expenses, and delays in closing several unprofitable restaurant locations.

         RESTAURANT LOCATIONS

         LOCATION       PRESENT CONCEPT  EST. SEATING    SQ. FOOTAGE          TERM(1)
         --------------------------------------------------------------------------------
         Brooklyn, NY      Red Robin      250                6,500            May 1986-Jan. 2005
         Levittown NY      Redheads       340               10,000            Sept 1993-Aug 2013
         Yonkers, NY       Redheads       260                7,500            July 1987-June 2012
         Middletow NY      Redheads       210                6,000            Apr 1991-Mar 2006
         Secaucus, NJ      Redheads       250                8,250            Oct 1989-Sept 2009

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

         Postpetition Liabilities. Approximately $1,882,000 of postpetition liabilities were exchanged for 5,333 shares of newly issued Subsidiary Preferred Stock and 213,760 shares of newly issued Common Stock. The holders of the Subsidiary Preferred Stock are authorized under the terms thereof (with the Company's consent), to exchange one share of Preferred Stock for (a) 5 shares of Common Stock through May 30, 1998, (b) 3.75 shares of Common Stock through May 30, 1999, and (c) 3 shares of Common Stock through May 30, 2000. The Subsidiary Preferred Stock carries a $75 liquidation preference per share (plus accrued and unpaid dividends) and is callable by the Company at any time at the liquidation preference price. The present holder of all Subsidiary

Preferred Stock is Red Robin International, which holds 1,778 shares of Subsidiary Preferred Stock of R.B.B. of Secaucus, Inc., 1,777 shares of R.B.B. of Yonkers, Inc. and 1,777 shares of R.B.B. of Levittown, Inc. Approximately $1,227,025 of postpetition liabilities remain intact, $500,000 of which is to professionals retained in the bankruptcy case in addition to approximately 382,000 in tax claims. No interest will accrue on the outstanding unpaid balances. Some of the professionals retained in the bankruptcy case subsequently exchanged their postpetition liability for common stock in the company as provided for in the plan of reorganization.

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


(B)      Results of Operations

Results of Operations -The thirteen weeks ended June 28, 1998 as compared with the eight weeks ended May 30, 1997 and five weeks ended June 29, 1997.

       Total revenues increased $60,323 or 2.56% to $2,415,365 for the thirteen weeks ended June 28, 1998, from $2,355,042 for the thirteen weeks ended June 29,1997. The increase was attributable to the net effect the acquisition of the Middletown, New Jersey, Redheads Bistro/Bar location and declining sales at the Levittown, Long Island location.

       Same stores sales decreased approximately $359,381 or 12.72% for the thirteen weeks ended June 28, 1998 from the same period a year ago. The decrease in same store sales can be largely attributed to the Company's Levittown, Long Island Redheads Bistro/Bar location. The decrease in same store sales at the Levittown unit totaled approximately $172,369 or 30.60%.

       Food and beverage expense increased $26,235 or 3.93% to $692,125 for the thirteen weeks ended June 28, 1998 from $665,890 for the thirteen weeks ended June 29, 1997, principally due to the difference in food cost inherent in the Redheads Bistro/Bar concept as compared to the food cost inherent in the Red Robin concept and partially attributable to the acquisition of the Middletown location.

       Restaurant labor and related expenses increased $61,520 or 8.38% to $792,020 for the thirteen weeks ended June 28, 1998, from $737,153 for the thirteen weeks ended June 29, 1997. This was attributable to increased sales at the Kings Plaza location and the acquisition of the Middletown location. Restaurant labor expenses as a percentage of food and beverage revenues increased 1.77% to 32.79% from 31.02%, in the respective periods.

       Restaurant occupancy expenses increased $28,732 or 9.3% to $336,277 for the thirteen weeks ended June 28, 1998, from $307,545 for the thirteen weeks ended June 29, 1997. This was attributable to the combined effect of (1) the acquisition of the Middletown Redheads Bistro/Bar location and the increase in base rent at the Yonkers location. Restaurant occupancy expenses as a percentage of food and beverage revenues increased .86% to 13.92% from 13.06%, in the respective periods.

       Other operating expenses increased $17,801 or 3.38% to $543,365 for the thirteen weeks ended June 28, 1998, from $525,564 for the thirteen weeks ended June 29, 1997. This was attributable to the acquisition of the Middletown Redheads Bistro/Bar location. Other operating expenses consist mainly of utilities, supplies, royalties, insurance, maintenance and other overhead items. Other operating expenses as a percentage of food and beverage revenues increased 1.8% to 22.5% from 22.32%, in the respective periods.

       Depreciation increased $68,643 or 80.47% to $153,940 for the thirteen weeks ended June 28, 1998, from $85,296 for the year ended June 29, 1997. The increase is attributable to the depreciation of fixed asset additions in connection with the conversion of Redheads Yonkers, New York, Redheads Secaucus and acquisition of the Middletown, New Jersey restaurant.

       General and administrative expenses decreased $199,878 or 39.9% to $299,819 for the thirteen weeks ended June 28, 1998, from $499,697 for the thirteen weeks ended June 29, 1997. The decrease is attributable to a number or cost cutting programs implemented by management. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses. General and administrative expenses as a percentage of revenues decreased to 12.41% from 21.22%, in the respective periods.

       Interest expense decreased $101,985 or 89.27% to $12,250 for the thirteen weeks ended June 28, 1998 from $114,235 for the thirteen weeks ended June 29, 1997, principally as a result of interest incurred in connection with DIP financing converted to equity in May 1997. Interest income as a percentage of revenues improved to .51% from 4.85%, in the respective periods.

       Professional Fees decreased $287,049 or 74.06% to $100,500 for the thirteen weeks ended June 28, 1998 from $387,549 for ended June 29, 1997 principally as a result of a decrease in attorneys fees related to the bankruptcy. Reorganization expense as a percentage of revenues decreased 12.3% to 4.16% from 16.46%, in the respective periods.

       The Company's net loss from operations decreased $57,269 or 12.46% to ($402,180) for the thirteen weeks ended June 28, 1998, from ($459,449) for the thirteen weeks ended June 29, 1997. Net operating loss as a percentage of revenues decreased 2.86% to 16.65% from 19.51%, in the respective periods.

Results of Operations -The twenty-six weeks ended June 28, 1998 as compared with the twenty-one weeks ended May 30, 1997 and five weeks ended June 29, 1997.

       Total revenues increased $129,853 or 2.77% to $4,805,017 for the twenty-six weeks ended June 28, 1998, from $4,675,164 for the twenty-six weeks ended June 29,1997. The increase was attributable to the net effect the acquisition of the Middletown, New Jersey, Redheads Bistro/Bar location and declining sales at the Levittown, Long Island location.

       Same stores sales decreased approximately $614,452 or 11.72% for the twenty-six weeks ended June 28, 1998 from the same period a year ago. The decrease in same store sales can be largely attributed to the Company's Levittown, Long Island Redheads Bistro/Bar location. The decrease in same store sales at the Levittown unit totaled approximately $367,568 or 32.02%.

       Food and beverage expense increased $81,630 or 6.07% to $1,421,194 for the twenty-six weeks ended June 28, 1998 from $1,339,564 for the twenty-six weeks ended June 29, 1997, principally due to the difference in food cost inherent in the Redheads Bistro/Bar concept as compared to the food cost inherent in the Red Robin concept and partially attributable to the acquisition of the Middletown location.

       Restaurant labor and related expenses increased $53,518 or 3.64% to $1,521,171 for the twenty-six weeks ended June 28, 1998, from $1,467,653 for the twenty-six weeks ended June 29, 1997. This was attributable to increased sales at the Kings Plaza location and the acquisition of the Middletown location. Restaurant labor expenses as a percentage of food and beverage revenues increased .27% to 31.66% from 31.39%, in the respective periods.

       Restaurant occupancy expenses increased $36,480 or 6.0% to $644,028 for the twenty-six weeks ended June 28, 1998, from $607,547 for the twenty-six weeks ended June 29, 1997. This was attributable to the combined effect of (1) the acquisition of the Middletown Redheads Bistro/Bar location and the increase in base rent at the Yonkers location. Restaurant occupancy expenses as a percentage of food and beverage revenues increased .40% to 13.4% from 13.0%, in the respective periods.

       Other operating expenses increased $46,723 or 4.44% to $1,098,322 for the twenty-six weeks ended June 28, 1998, from $1,051,600 for the twenty-six weeks ended June 29, 1997. This was attributable to the acquisition of the Middletown Redheads Bistro/Bar location. Other operating expenses consist mainly of utilities, supplies, royalties, insurance, maintenance and other overhead items. Other operating expenses as a percentage of food and beverage revenues increased
 .37% to 22.86% from 22.49%, in the respective periods.

       Depreciation increased $121,669 or 72.87% to $288,630 for the twenty-six weeks ended June 28, 1998, from $166,960 for the year ended June 29, 1997. The increase is attributable to the depreciation of fixed asset additions in connection with the conversion of Redheads Yonkers, New York, Redheads Secaucus and acquisition of the Middletown, New Jersey restaurant.

        General and administrative expenses decreased $91,637 or 13.71% to $576,525 for the twenty-six weeks ended June 28, 1998, from $668,162 for the twenty-six weeks ended June 29, 1997. The decrease is attributable to a number or cost cutting programs implemented by management. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses. General and administrative expenses as a percentage of revenues decreased to 12.00% from 14.29%, in the respective periods.

       Interest expense decreased $323,929 or 95.06% to $16,819 for the twenty-six weeks ended June 28, 1998 from $340,748 for the twenty-six weeks ended June 29, 1997, principally as a result of interest incurred in connection with DIP financing converted to equity in May 1997.

       Professional Fees decreased $301,197 or 61.49% to $188,616 for the twenty-six weeks ended June 28, 1998 from $489,813 for ended June 29, 1997 principally as a result of a decrease in attorneys fees related to the bankruptcy. Reorganization expense as a percentage of revenues decreased 6.5% to 3.93% from 11.48%, in the respective periods

       The Company's net loss from operations increased $118,530 or 18.9% to ($744,853) for the twenty-six weeks ended June 28, 1998, from ($626,323) for the twenty-six weeks ended June 29, 1997. Net operating loss as a percentage of revenues increased 2.1% to 15.5% from 13.4%, in the respective periods. The increase in loss is attributed to the shut down of Secaucus during conversion to a Redheads and the loss of sales at Levittown.

(C)    Liquidity And Capital Resources

       Operating Activities. Since inception, the Company has incurred losses from operations. As of May 25, 1997, the Company had an accumulated deficit of $36,864,531. This was all eliminated through the use of "fresh-start" accounting. During the period December 29, 1997 through June 28, 1998 operations resulted in a loss of $773,702 and the net decrease in cash totaled $247,152. This was primarily the result the net cash provided from operations of $48,785; net cash used in investing activities of $386,688, mostly from construction in the Secaucus unit conversion and net cash used in financing activities of $15,000 from the receipt of $200,000 of Preferred Stock Subscribed and payment of private placement financing fees. As of June 28, 1998, the Company had a negative cash balance of ($67,070).

       As of June 28, 1998, the Company had negative working capital of $1,153,804, as compared to negative working capital of $976,736 as of December 28, 1997.

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

       The Company anticipates that it may continue to incur losses in the near term as it continues to integrate operating margin improvement programs into its existing restaurants. Additionally, the Company believes an anticipated private placement will provide the necessary capital to acquire additional locations to achieve profitability. However, the Company believes, although there can be no assurance, that these programs will achieve profitability and/or anticipated financing occur thereby and enhancing the Company's profitability and working capital position.

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

       Financing Activities. To fund these units' conversion to the Redheads Bistro/Bar concept and costs associated with the emergence from bankruptcy, as well as other costs, the Company obtained a funding commitment from Teleferscot to provide up to $3.5 million. Through June 28, 1998 the Company received approximately $3,300,000 of the committed funding. In exchange for each $75 drawn down under the funding commitment, Teleferscot will receive 1 additional share of the Company's Series A Preferred Stock.

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

       During the quarter postpetition liabilities in the amount of $176,586 were converted to 67,000 shares of common stock of the company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

       None

Item 5. Other Information

       On December 15, 1996, the Company ceased operations in its Smithhaven, New York location. As of December 29, 1996, the Company ceased operations in its Staten Island, New York location. As of December 15, 1996, the Company ceased operations in its Tysons Corner, Virginia location. The long term assets of both operation were written off as of year end 1996.

       On February 18, 1998 the Company entered into an exclusive agreement for the private placement of securities with Fordham Financial Management, Inc. ("Fordham" or "Agent") for the private placement of up $2,000,000 of the Company's securities. The offering will be on a "best efforts all or none basis" as to $1,750,000 of Securities and on a "best efforts basis" as to an additional $250,000 of Securities. The anticipated terms of the Offering are subject to further review and negotiation and the completion of due diligence by Fordham. There can be no assurance that the Company will receive the contemplated financing.

Item 6. Subsequent Events

       The Bankruptcy Court confirmed the Company's plan of reorganization effective, May 30, 1997. On this date the name of the reorganized company was changed to Redheads Bistro Bar, Inc.

       During November 1997 the Yonkers, New York Red Robin was successfully converted to a Redheads Bistro/Bar and opened November, 28, 1997. During February 1998 the Secaucus, New Jersey Red Robin was successfully converted to a Redheads Bistro/Bar and opened March 2, 1998.

       In December 1997 The Company relocated its corporate offices from One Executive Blvd., Yonkers, New York 10701 to 50 South Buckhout Street, Irvington, New York 10533. The move took place without incident and the office was up and running within a week.

       The Company is required by an order of the Bankruptcy Court, entered into in connection with the Plan, to remove all Red Robin trade dress from its restaurant locations in Secaucus, New Jersey, Yonkers, New York, and Kings Plaza, Brooklyn, on or before December 31, 1997. Failure to remove the trade dress as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company is proceeding with the conversions as directed by the court. As of May 1998 the Yonkers and Secaucus location had been successfully converted, and only the Kings Plaza location was in violation of this order.

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

Item 7. Exhibits and Reports on Form 8-K

       (A)      Exhibits Filed

                27   Financial Data Schedule


       (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended June 28, 1998:

       None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Redheads, Inc,




Date:  August 19, 1998              By:  s/ Charles O. Olson, Jr.
      ----------------                   ------------------------
                                         Charles O. Olson, Jr.
                                         Chief Executive Officer