Form 10QSB
period 1998-09-27
REDHEADS INC /DE/
filed 1998-11-20
CIK 837596

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 27, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes.X . No...

               APPLICATION ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes...No...

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,456,756 as of November 19, 1998.

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

                  Consolidated Balance Sheet as of September 27, 1998 (unaudited)
                  and September 28, 1998  (Unaudited)....................................................3

                  Consolidated Statement of Operations for the thirteen weeks ending
                  September 27, 1998 (unaudited) and September 28, 1997 (unaudited)......................4

                  Consolidated Statement of Operations for the thirty-nine weeks ending
                  September 27, 1998 (unaudited) and twenty-one weeks ending May 30, 1997 and eighteen weeks ending  September 28, 1997 (unaudited)..................................5

                  Consolidated Statement of Cash Flows as of September 27, 1998 (unaudited)..............6

                  Notes to Consolidated Financial Statements
                    (unaudited)..........................................................................7

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations...................................................................... 8-11

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................12

Item 2.           Changes in Securities.................................................................12

Item 3.           Defaults Upon Senior Securities.......................................................12

Item 4.           Submission of Matters To A Vote Of Security Holders...................................12

Item 5.           Other Information.....................................................................12

Item 6.           Subsequent Events.....................................................................12

Item 7            Exhibits and Reports on Form 8-K...................................................   12

Signature Page    ......................................................................................13

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                        REDHEADS, INC, AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET



                                                                September 27, 1998       September 28, 1997
                                                                   (Unaudited)              (Unaudited)

CURRENT ASSETS
Cash                                                                                0                 190,990
Accounts Receivable - Credit Cards                                             68,366                       1
Inventory                                                                      72,208                  80,192
Subscription Receivable                                                       200,000               1,400,000
OTHER CURRENT ASSETS                                                          270,652                 178,296
                                                            ------------------------- -----------------------
TOTAL CURRENT ASSETS                                                          611,226               1,849,478

FIXED ASSETS                                                                2,403,775               2,026,052
OTHER ASSETS                                                                  555,158                 417,392
LONG TERM NOTE RECEIVABLE                                                     673,017                 680,862
                                                            ------------------------- -----------------------
TOTAL LONG TERM ASSETS                                                      3,631,950               3,124,306

TOTAL ASSETS                                                                4,243,176               4,973,784
                                                            ========================= =======================

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
OVERDRAFT                                                                     136,443
TRADE ACCOUNTS                                                              1,000,971                 398,969
NOTES PAYABLE                                                                 493,938                 214,718
SALES AND PAYROLL TAXES PAYABLE                                               247,878                  66,471
CURRENT PORTION OF LONG-TERM DEBT                                             117,650                 200,000
RESERVES FOR LIABILITIES                                                      185,072                 270,957
ACCRUED EXPENSES                                                               50,241                 622,887
                                                            ------------------------- -----------------------
TOTAL CURRENT LIABILITIES                                                   2,232,193               2,155,606

LONG-TERM DEBT                                                                284,918                 381,605

STOCKHOLDERS' DEFICIT
8% PREFERRED STOCK - $.001 PAR VALUE;  5,333 ISSUED                            40,000                  40,000
AND OUTSTANDING AS OF DEC. 28, 1997 AND SEPTEMBER 27,
8% PREFERRED STOCK  LEV- $.001 PAR VALUE; 11,333 SHARES                        85,000                  85,000
 OUTSTANDING AS OF DEC. 28, 1997 AND SEPTEMBER 27, 1998
12% PREFERRED STOCK $.001 PAR VALUE; 44,775 ISSUED  AND                       335,815                 315,815
OUTSTANDING AS OF DEC. 28, 1997 AND SEPTEMBER 27,1998
COMMON STOCK - $.001 PAR VALUE; AUTHORIZED - 23,024,000                         2,458                   2,236
2,456,756 ISSUED AND OUTSTANDING AT DEC. 28, 1997 AND
ISSUED AND OUTSTANDING AT JUNE 29, 1998
ADDITIONAL PAID-IN CAPITAL                                                  3,172,341               1,501,813
ACCUMULATED DEFICIT                                                       (2,109,549)               (426,685)
                                                            ------------------------- -----------------------
                                                                            1,526,065               1,418,178
                                                            ------------------------- -----------------------
PLUS:  SUBSCRIPTIONS RECEIVABLE                                               200,000               1,400,000
TOTAL STOCKHOLDERS' EQUITY                                                  1,726,065               2,818,178
                                                            ------------------------- -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  4,243,176               4,973,784
                                                            ========================= =======================

                         REDHEADS, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                     13 WEEKS ENDED                    13 WEEKS ENDED
                                                   SEPTEMBER 27, 1998                SEPTEMBER 28,1997
                                                       (UNAUDITED)                      (UNAUDITED)

SALES                                                          2,093,681                        2,553,576

COST OF SALES                                                    624,902     29.8%                766,366      30.0%
                                                 ----------------------- --------- ---------------------------------

GROSS PROFIT                                                   1,468,779     70.2%              1,787,210      70.0%
                                                 ----------------------- --------- ---------------------------------

OPERATING EXPENSES
LABOR COSTS                                                      717,787     34.3%                874,028      34.2%
OCCUPANCY COSTS                                                  341,263     16.3%                335,392      13.1%
OTHER OPERATING EXPENSE                                          623,012     29.8%                635,666      24.9%
DEPRECIATION AND AMORTIZATION                                    204,460      9.8%                 86,229       3.4%
                                                 ----------------------- --------- ---------------------------------

TOTAL OPERATING EXPENSES                                       1,886,523     90.1%              1,931,315      75.6%
                                                 ----------------------- --------- ---------------------------------

INCOME (LOSS) FROM RESTAURANT                                  (417,742)   (20.0%)              (144,105)    (5.64%)
                                                 ----------------------- --------- ---------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES                              171,206      8.2%                156,396       6.1%
                                                 ----------------------- --------- ---------------------------------

INCOME (LOSS) FROM OPERATIONS                                  (588,949)   (28.2%)              (300,501)    (11.8%)
                                                 ----------------------- --------- ---------------------------------


OTHER INCOME (EXPENSE)
INTEREST INCOME (EXPENSE)                                       (11,925)     (.6%)                      0       0.0%
OTHER INCOME (EXPENSE) NET                                         9,017       .4%               (59,476)     (2.3%)
                                                 ----------------------- --------- ---------------------------------

TOTAL OTHER INCOME (EXPENSE)                                     (2,909)    (1.4%)               (59,476)     (2.3%)
                                                 ----------------------- --------- ---------------------------------

REORGANIZATION EXPENSE                                            27,754      1.3%                 32,268       1.3%
                                                 ----------------------- --------- ---------------------------------

NET INCOME (LOSS)                                              (619,612)   (29.6%)              (392,245)    (15.4%)
                                                 ======================= ========= =================================

OUTSTANDING                                                    2,456,756                        2,235,743

LOSS FROM OPERATIONS                                             ($0.25)                          ($0.18)

                        REDHEADS, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                        39 WEEKS ENDED                  21 WEEKS ENDED                  18 WEEKS ENDED
                                      SEPTEMBER 27, 1998                 MAY 25,1997                     MAY 25,1997
                                         (UNAUDITED)                     (UNAUDITED)                     (UNAUDITED)

SALES                                             6,898,698                    3,735,855                        3,492,885

COST OF SALES                                     2,046,096     29.7%          1,077,107        28.8%           1,028,823     29.5%
                                   ---------------------------------- ------------------ ------------------------------------------

GROSS PROFIT                                      4,852,602     70.3%          2,658,747        71.7%           2,464,062     70.4%
                                   ---------------------------------- ------------------ ------------------------------------------

OPERATING EXPENSES
LABOR COSTS                                       2,238,958     32.5%          1,174,177        31.4%           1,167,505     33.4%
OCCUPANCY COSTS                                     985,291     14.3%            506,279        13.6%             436,661     12.5%
OTHER OPERATING EXPENSE                           1,721,334     25.0%            840,281        22.5%             846,985     24.3%
DEPRECIATION                                        493,090      7.1%            139,027         3.7%             114,163      3.3%
                                   ---------------------------------- ------------------ ------------------------------------------

TOTAL OPERATING EXPENSES                          5,438,673     78.8%          2,659,763        71.2%           2,565,313     73.4%
                                   ---------------------------------- ------------------ ------------------------------------------

INCOME (LOSS) FROM RESTAURANT                     (586,070)    (8.5%)            (1,015)       (0.0%)           (101,251)    (2.9%)
                                   ---------------------------------- ------------------ ------------------------------------------

GENERAL AND ADMINISTRATIVE
EXPENSES                                           747,731     10.8%            610,489        16.3%             214,068      6.1%
                                   ---------------------------------- ------------------ ------------------------------------------

INCOME (LOSS) FROM OPERATIONS                   (1,333,802)   (19.3%)          (611,505)      (16.4%)           (315,319)    (9.0%)
                                   ---------------------------------- ------------------ ------------------------------------------


OTHER INCOME (EXPENSE)
INTEREST INCOME (EXPENSE)                          (30,995)    (0.4%)          (323,864)       (8.7%)              11,789     (.3%)
OTHER INCOME (EXPENSE) NET                           11,267      0.2%           (22,158)       (0.6%)            (65,990)    (1.9%)
                                   ---------------------------------- ------------------ ------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                       (19,728)    (0.3%)          (346,022)       (9.3%)            (54,201)    (1.6%)
                                   ---------------------------------- ------------------ ------------------------------------------

REORGANIZATION EXPENSE                                                                                           (43,965)    (1.3%)
PROFESSIONAL FEES                                    39,784      0.6%          (478,116)      (12.8%)                   0      0.0%
INCOME  ON SALE OF RESTAURANT                                                      8,014          .2%            (13,200)    (0.4%)
FORGIVENESS OF DEBT                                                           16,072,400       430.2%                   0      0.0%
                                   ---------------------------------- ------------------ ------------------------------------------

TOTAL REORGANIZATION EXPENSE                         39,784    (0.6%)         15,602,298       417.6%            (57,165)    (1.6%)

NET INCOME (LOSS)                               (1,393,314)   (20.2%)         14,644,771       392.0%           (426,685)   (12.2%)
                                   ================================== ================== ==========================================

OUTSTANDING                                       2,456,756                    7,209,930                        2,235,743

LOSS FROM OPERATIONS                                ($0.57)                        $2.03                          ($0.19)

                         REDHEADS, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


CASH FLOW PROVIDED FROM OPERATING ACTIVITIES
NET INCOME (LOSS)                                                     (619,612)
DEPRECIATION & AMORTIZATION                                             204,460
DECREASE (INCREASE) IN INVENTORY                                          3,670
DECREASE (INCREASE) IN OTHER CURRENT ASSETS AND ACCTS. REC.              10,039
INCREASE (DECREASE) IN TRADE ACCOUNTS AND OVERDRAFT                     277,714
INCREASE (DECREASE) IN SALES AND PAYROLL TAXES PAYABLE                  183,823
INCREASE (DECREASE) IN DEFERRED INCOME & ACCRUED EXPENSES                 3,482
                                                                       --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      63,178


CASH FLOW FROM INVESTING ACTIVITY
DECREASE (INCREASE) IN C.I.P. AND FIXED ASSETS                         (51,615)
DECREASE (INCREASE) IN CASH DUE TO/FROM AFFILIATED CO'S                       0
                                                                              -

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (51,615)


CASH FLOW FROM FINANCING ACTIVITY
CHANGE TO NOTE PAYABLE                                                   55,507
CHANGE TO PAID IN CAPITAL                                                     0
CHANGE TO CUMULATIVE PREFERRED                                                0
CHANGE TO PREFERRED STOCK SUBSCRIBED                                          0
                                                                       --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      55,507


INCREASE (DECREASE) CASH                                                 67,070

CASH AT BEGINNING OF PERIOD                                            (67,070)
                                                                       --------
CASH AT END OF PERIOD                                                         0
                                                                       ========

                         REDHEADS, INC, AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 27, 1998 and September 28, 1997, the results of operations for the thirteen and thirty-nine weeks ended September 27, 1998, thirteen and twenty-one week periods ending September 27, 1998, and the cash flows for the thirteen weeks ended September 27, 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 28, 1997.

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



2.       Income Taxes

         The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the thirteen weeks ended September 27, 1998. The Company's federal state and city tax returns have not yet been filed for the fifty two week period ending December 28, 1997, the twenty six weeks ended December 29, 1996, the fifty two weeks ended June, 30 1996 and July 2, 1995.

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

(B)      Results of Operations

Results of Operations -The thirteen weeks ended September 27, 1998 as compared with the thirteen weeks ended September 28, 1997.

       Total revenues decreased $459,895 or 18.0% to $2,093,681 for the thirteen weeks ended September 27, 1998, from $2,553,573 for the thirteen weeks ended September 28, 1997. The decrease was attributable to the loss of dinner trade throughout the Redheads Bistro/Bar locations.

       During the month of September the company introduced a new menu and new steps of service at its Yonkers, New York location to address the loss in dinner trade.

       Food and beverage expense decreased $141,464 or 18.5% to $624,902 for the thirteen weeks ended September 27, 1998 from $766,366 for the thirteen weeks ended September 28, 1997. The decrease is attributable to the system-wide decrease in same store sales.

       Restaurant labor and related expenses decreased $156,241 or 17.9% to $717,787 for the thirteen weeks ended September 27, 1998, from $874,028 for the thirteen weeks ended September 28, 1997. The decrease is attributable to the system-wide decrease in same store sales.

       Restaurant occupancy expenses increased $5,871 or 1.8% to $341,263 for the thirteen weeks ended September 27, 1998, from $335,392 for the thirteen weeks ended September 28, 1997. This was attributable to the increase in base rent at the Levittown location. Restaurant occupancy expenses as a percentage of food and beverage revenues increased 3.2 percentage points to 16.3% from 13.13%, in the respective periods. The 3.2% increase was an increase of 24.1%.

       Other operating expenses decreased $12,654 to $623,012 for the thirteen weeks ended September 27, 1998, from $635,666 for the thirteen weeks ended September 28, 1997. This was partially attributable to the system-wide drop in same store sales. Other operating expenses consist mainly of fixed costs such as utilities, royalties, insurance, repair & maintenance and other variable costs such as supplies and promotional items. Other operating expenses as a percentage of food and beverage revenues increased 4.9% percentage points to 29.76% from 24.89%, in the respective periods. The 4.9% increase was an increase of 19.5%.

       Depreciation and Amortization increased $118,231 or 137.1% to $204,460 for the thirteen weeks ended September 27, 1998, from $86,229 for the year ended September 28, 1997. The increase is attributable to the amortization of opening cost and the depreciation of fixed asset additions in connection with the conversion of Redheads Yonkers, New York and Redheads Secaucus, New Jersey.

       General and administrative expenses increased $14,810 to $171,206 for the thirteen weeks ended September 27, 1998, from $156,396 for the thirteen weeks ended September 28, 1997.

The increase is partially attributable to the addition of a human resource department. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses. General and administrative expenses as a percentage of revenues increased to 8.18% from 6.12%, in the respective periods.

       The Company's net loss from operations increased $227,367 or 58.0% to ($619,612) for the thirteen weeks ended September 27, 1998, from ($392,245) for the thirteen weeks ended September 28, 1997. Net operating loss as a percentage of revenues increased 14.2 percentage points to 29.59% from 15.36%, in the respective periods. The increase in the loss can be attributable to a number of factors namely the loss in same store sales.

Results of Operations -The thirty-nine weeks ended September 27, 1998 as compared with the twenty-one weeks ended May 30, 1997 and eighteen weeks ended September 28, 1997.

       Total revenues decreased $330,042 or 4.6% to $6,898,698 for the thirty-nine weeks ended September 27, 1998, from $7,228,740 for the twenty-one weeks ended May 30, 1997 and eighteen weeks ended September 28, 1997. The decrease was attributable to the net effect the acquisition of the Middletown, New Jersey, Redheads Bistro/Bar location and declining company-wide same store sales in the third quarter.

       Food and beverage expense decreased $59,834 or 2.8% to $2,046,096 for the thirty-nine weeks ended September 27, 1998 from $2,105,930 for the thirty-nine weeks ended September 28, 1997, principally due to the difference in food cost inherent in the Redheads Bistro/Bar concept as compared to the food cost inherent in the Red Robin concept and partially attributable to the acquisition of the Middletown location.

       Restaurant labor and related expenses decreased $102,724 or 4.4% to $2,238,958 for the thirty-nine weeks ended September 27, 1998, from $2,341,682 for the thirty-nine weeks ended September 28, 1997. This was attributable to decrease in same store sales during the third quarter and the acquisition of the Middletown location.

       Restaurant occupancy expenses increased $42,351 or 4.5% to $985,291 for the thirty-nine weeks ended September 27, 1998, from $942,940 for the thirty-nine weeks ended September 28, 1997. This was attributable to the combined effect of (1) the acquisition of the Middletown Redheads Bistro/Bar location and the increase in base rent at the Levittown location. Restaurant occupancy expenses as a percentage of food and beverage revenues increased 1.3 percentage points to 14.3% from 13.0%, in the respective periods. The 1.2% increase was an increase of 9.5%.

       Other operating expenses increased $34,068 or 2.0% to $1,721,334 for the thirty-nine weeks ended September 27, 1998, from $1,687,266 for the thirty-nine weeks ended September 28, 1997. This was attributable to the acquisition of the Middletown Redheads Bistro/Bar location. Other operating expenses consist mainly of fixed costs such as utilities, royalties, insurance, repair & maintenance and other variable costs such as supplies and promotional items. Other operating expenses as a percentage of food and beverage revenues increased 1.6 percentage points to 24.9% from 23.3%, in the respective periods. The 1.6 percentage point increase was an increase of 6.9%.

       Depreciation increased $239,900 or 94.8% to $493,090 for the thirty-nine weeks ended September 27, 1998, from $253,190 for the year ended September 28, 1997. The increase is attributable to the depreciation of fixed asset additions and amortization of pre-opening costs in connection with the conversion of Redheads Yonkers, New York, Redheads Secaucus and acquisition of the Middletown, New Jersey restaurant.

       General and administrative expenses decreased $76,826 or 9.3% to $747,731 for the thirty-nine weeks ended September 27, 1998, from $824,557 for the thirty-nine weeks ended September 28, 1997. The decrease is attributable to a number or cost cutting programs implemented by management. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses. General and administrative expenses as a percentage of revenues decreased to 10.8% from 11.41%, in the respective periods.

       The Company's net loss from operations increased $406,977 or 43.9% to ($1,333,802) for the thirty-nine weeks ended September 27, 1998, from ($926,825) for the thirty-nine weeks ended September 28, 1997. Net operating loss as a percentage of revenues increased 6.5 percentage points to 19.33% from 12.82%, in the respective periods. The increase in loss is attributed to the shut down of Secaucus during conversion to a Redheads and the declining company-wide same store sales in the third quarter.

(C)    Liquidity And Capital Resources

       Operating Activities. Since inception, the Company has incurred losses from operations. As of May 25, 1997, the Company had an accumulated deficit of $36,864,531. This was all eliminated through the use of "fresh-start" accounting. During the period December 29, 1997 through September 27, 1998 operations resulted in a loss of $1,393,314 and the net decrease in cash totaled $180,082. This was primarily the result the net cash provided from operations of $111,963; net cash used in investing activities of $438,303, mostly from construction in the Secaucus unit conversion and net cash used in financing activities of $146,258 from the receipt of $200,000 of Preferred Stock Subscribed, payment of private placement financing fees and debtfinancing. As of September 27, 1998, the Company had a cash balance of ($0).

       As of September 27, 1998, the Company had negative working capital of $1,620,967, as compared to negative working capital of $306,128 as of September 28, 1997.

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

       Investing Activities. The Company is required by an order of the Bankruptcy Court, entered into in connection with the Plan, to remove all Red Robin trade dress from its restaurant location in Secaucus, New Jersey, Yonkers, New York, and Kings Plaza, Brooklyn, on or before December 31, 1997. Failure to remove the trade dress as required by the Bankruptcy Court order could result in litigation and the grant of injunctive relief against the Company, and the imposition of unspecified monetary damages against the Company. The Company has proceeded with the conversions as directed by the court. As of November 19, 1998 all locations have been successfully converted

       Financing Activities. It is management's belief that profitability will be achieved by opening or acquiring additional restaurants to provide an expanding revenue base to absorb fixed corporate overhead charges. The Company anticipates that revenues will exceed the increased expenditures associated with the construction and acquisition of additional restaurants.

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

Item 2.         Changes in Securities.

       None

Item 4.         Submission of Matters to a Vote of Security Holders.

       None

Item 5.         Other Information

       None

Item 6.                  Subsequent Events

       During November 1998 the Kings Plaza Brooklyn, New York Red Robin was successfully converted to a Redheads Bistro/Bar.


Item 7.         Exhibits and Reports on Form 8-K

       (A)      Exhibits Filed

                None


       (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended September 27, 1998:

       None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Redheads, Inc,




Date:  November 20, 1998                     By:  s/ Charles O. Olson, Jr.
      ------------------                          ------------------------------
                                                      Charles O. Olson, Jr.
                                                      Chief Executive Officer