Form 10KSB
period 1998-12-27
REDHEADS INC /DE/
filed 2000-03-22
CIK 837596

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            --------------------

                                 FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period from December 29 1997 to December 27, 1998
                       Commission File Number 0-17975

                            --------------------

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

                            --------------------

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

      Registrant's revenues for the most recent calendar year:  $ 9,137,825.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 27, 1998 was $1,086,808 (based on 869,447 shares held by non-affiliates and the closing price of the stock at December 27, 1998.)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  [X]  No  [ ]

      As of March 17, 2000, the Registrant had 2,457,759 shares of its $0.001 par value common stock issued and outstanding.

      Documents Incorporated by Reference:  None.


                           Magic Restaurants, Inc.
                           -----------------------
                                (Former Name)

                              July 1 to June 30
                            --------------------
                            (Former Fiscal Year)


                              TABLE OF CONTENTS
                              -----------------

                                                                            Page
                                                                            ----

PART I                                                                        3

Item 1.  Description of the Business                                          3

Item 2.  Description of Properties                                           11

Item 3.  Legal Proceedings                                                   12

Item 4.  Submission of Matters to a Vote of Security Holders                 13


PART II                                                                      14

Item 5.  Market for Common Equity and Related Stockholder Matters            14

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           18

Item 7.  Financial Statements                                                30

Item 8.  Changes in And Disagreements With Accountants on Accounting
         And Financial Disclosure                                            31


PART III                                                                     31

Item 9.  Directors and Executive Officers of the Registrant                  32

Item 10. Executive Compensation                                              35

Item 11. Security Ownership of Certain Beneficial Owners and Management      37

Item 12. Certain Relationships and Related Transactions                      38

Item 13. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                            39


SIGNATURES                                                                   41

                                   PART I
                                   ------

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

1.    Description of the Business

Introduction

      The Company owns and operates four casual dining, table service restaurants in New York and New Jersey under the name "Redheads
Bistro/Bar."

      The Redheads Bistro/Bar concept is based upon the uniqueness, flair and style associated with being a redheaded person. Redheads are honored as a"breed apart" from the ordinary; a group of people with a flair for life and unpredictable nature. These elements are presented in homage to famous Redheads from celebrities to animated characters depicted in hundreds of posters, photographs and sculptures which reflect the redheads
state of mind.   Guest are encouraged to  "expect the unexpected" and to
absorb some of the fun, irreverence and unpredictable nature of being a redhead.

General Business Developments During The Last Fiscal Year

      The Company and all of its subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on April 6, 1995 (the "Petition Date"), and all operated as debtors and debtors-in-possession through the entirety of their Chapter 11 cases.

      On May 30, 1997 (the "Plan Effective Date"), the Second Amended Plan of Reorganization for the Company and its subsidiaries (the "Plan"), which was confirmed by court order dated December 30, 1996, became effective. In connection with its reorganization, the Company caused its name to be changed to "Redheads, Inc." and its Certificate of Incorporation and By-Laws to be amended and restated. In addition, the Plan caused all equity securities issued prior to the Plan Effective Date to be canceled and extinguished. Under the Plan, the Company issued on the Plan Effective Date a total of 2,235,743 shares of Common Stock and 28,775 shares of Series A 12% Cumulative Convertible Preferred Stock to certain claimants entitled to distributions under the Plan. Pursuant to the Plan certain subsidiaries also issued preferred stock to certain claimants. See "Item 5--Market for Common Equity and Related Stockholder Matters."

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

      While operating under Chapter 11 the Company ceased operations at all of its restaurants in the Washington, D.C. metropolitan area and two of its restaurants in the New York metropolitan area. At the end of 1998 the Company the company owned and operated five restaurants under the name "Redheads Bistro/Bar." On January 10, 1999, the Company halted operations of the Redheads Bistro/Bar restaurant located in Levittown, New York. The company currently owns and operates four "Redheads Bistro/Bar" locations. During 1998 the company was pursuing negotiations for the purchase of another restaurant, currently operating as a Redheads, whose gross sales were estimated at $60,000 weekly. During 1998 the Company ended the negotiations due to lack of financing to complete the transaction.

      In September of 1996, the Company began redirecting its strategic focus towards development, ownership, and operation of a multi-unit, mid-scale, casual dining concept operating under the name Redheads Bistro/Bar. The company acquired rights to the Redheads Bistro/Bar concept in June, 1997. See "The Redheads Purchase." Pursuant to an agreement with Red Robin International entered into in connection with consummation of the Plan, the Company was required to cease operating its three restaurants in Yonkers, New York, Secaucus, New Jersey, and Brooklyn, New York as Red Robin restaurants by no later than December 31, 1997. As of December 27, 1998 the Company had completed conversion of all Red Robin restaurants to Redheads Bistro/Bar. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation--The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan."

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

      The international menu is diverse in its offering, catering to a variety of tastes and budgets. In addition to the daily featured specials, the menu offers unique dishes in every category. Coffees, including
espressos, and desserts are also offered.   The menu's breadth, coupled
with specials, caters to lunch, early-bird, evening dinner, and late night appetites. The portions are generous, and menu items range from $4.95 for appetizers to $16.95 for certain steak and seafood entree selections.

      Three of the restaurants offer a prominently displayed sushi bar, staffed by sushi chefs. The Company believes the trend in casual restaurant dining is moving to eclectic menus accented by ethnicity of taste. The Company addresses this trend through the addition of certain new design elements known as modular dining. Menus are adjusted to reflect the needs and dining preferences of the individual restaurant market trade areas.

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

Marketing

      The Company primarily targets the 18 to 49 year old age group, which constitutes slightly less than half of the United States population. Members of this population segment generally grew up frequenting fast food restaurants but the Company believes that, with increasing maturity, they prefer a broader, more adult, casual dining and bar experience. To attract this target group, the Company has used various types of advertising and promotions. Marketing programs are regionalized to address the specific requirements of each trade area. Marketing programs consist primarily of public relations campaigns, advertisements in local newspapers, radio commercials, distributing flyers, and sponsoring local activities. The Company expects to rely primarily on targeted marketing efforts and positive word-of-mouth endorsements from existing customers.

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

Competition

      The retail food and beverage service industry is intensely competitive, especially within the New York-Northern New Jersey metropolitan area. The Company competes with other full menu table service restaurants and fast food restaurants for location, service, personnel, perceived quality, variety, and value of the food and ambiance offered.
The Company competes with food service operations, with locally-owned operations, and with national and regional chains, like T.G.I.Friday's, Applebee's, Bennigan's, Chili's, Houlihan's, and Lone Star Steakhouse, among others, several of whom have greater financial and other resources, longer operating histories, substantially more facilities, and greater name recognition than Redheads. Barriers to entry are not substantial in the restaurant industry. Generally, however, locations and restaurants comparable to the Company's restaurants require substantial capital to open and operate.

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

Management and Other Employees

      As of December 27, 1998, the Company employed 292 persons, of whom 12 were executive and administrative personnel, 25 were managerial employees involved in restaurant operations, 96 were kitchen personnel, and 171 were restaurant service personnel. All of the restaurant service personnel are part-time employees. All non-managerial restaurant employees are paid on an hourly basis. The Company believes that it enjoys generally good relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

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

Restaurant Locations

      The following chart sets forth the restaurants as of December 27, 1998 that are currently owned and/or operated by the Company through its wholly-owned corporate subsidiaries, as listed below:

   Location        Present Concept     Est. Seating     Sq. Footage            Term(1)
   --------        ---------------     ------------     -----------            -------

Brooklyn, NY          Redheads             250             6,500        May 1986 - Jan. 2005
Yonkers, NY           Redheads             260             8,400        July 1988 - June 2012
Middletown, NJ        Redheads             210             6,000        Apr. 1991 - Mar. 2006
Secaucus, NJ          Redheads             220             8,250        Oct. 1989 - Sept. 2009

--------------------
(1)   Assumes that the Company exercises all of its extension options.

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

      The Company is also presently appealing an order of the Bankruptcy Court requiring the Company to pay approximately $100,000 to Bowie Produce, Inc., a prepetition produce vendor, pursuant to the Perishable Agricultural Commodities Act ("PACA"). The resolution of these matters is not expected to become final until the early part of fiscal year 2000. The Company believes that an adverse decision to the Company in each of these matters will not materially affect the Company's operations, and further that it will have sufficient cash available to pay any judgments that may be entered with finality against the Company.

      On October 7, 1998, Keybro Enterprises, the holders of 8% Cumulative Preferred Stock of R.B.B. of Levittown, Inc.(see Dividends) brought on a motion before the United States Bankruptcy Court for the conversion of the instant cases to Chapter 7 of the Bankruptcy Code; and the Company, and its affiliated entities and subsidiaries, the reorganized debtors interposed opposition to the motion.

      On November 12, 1998, Keybro and the Company agreed to immediately put up the restaurant located on Hempstead Turnpike, Levittown, NY up for sale. The debtors would operate the Levittown restaurant until the date of sale. The proceeds of the sale of the Levittown restaurant, net of the actual costs of the sale including brokers fees would be applied as follows: First, $50,000 will be applied to reimburse the Company for operational losses incurred; second, up to $250,000 to be paid to Keybro; the balance of the proceeds would be paid to the Company.

      The Company agreed to continue to operate the Levittown restaurant under the terms of the Stipulation through and including Sunday, January 10, 1999. In the event that a sale had not closed by that date, then: The Company's agreement to operate the restaurant would expire; the Company would deliver to Keybro the common stock of RBB of Levittown, Inc.; the Company shall deliver to Keybro peaceful possession of the restaurant; Keybro shall reimburse the Company for any actual operational losses incurred during the period following the Stipulation up to the amount of $37,500.

      On January 10, 1999, without the sale of the restaurant occurring and in accordance with the Stipulation, The Company delivered peaceful possession of the restaurant to representatives of Keybro at the restaurant. Additionally, the Company delivered the common stock of RBB of Levittown, Inc.(which Keybro rejected), and discontinued the operations of the restaurant known as Redheads.

      In August 1999, Keybro commenced an action against the Company, Inc. and R.B.B. of Levittown, Inc, seeking damages in excess of $850,000, together with punitive damages in excess of $2,000,000, alleging, inter alia, breach of the stipulation between Keybro and the Company entered into during the Magic Restaurants reorganization, fraud, and corporate waste. The Company and R.B.B. answered, albeit belatedly, asserting defenses based upon the reorganization plan, the stipulation, defendants attempt to deliver the common stock of R.B.B. to Keybro and defendants' attempts to sell the Levittown restaurant. Keybro moved for a default judgment, and the Company and R.B.B. opposed the motion. That motion has been pending since the end of October 1999. The Company maintains it has meritorious defenses to the action that was brought.

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

                                   PART II
                                   -------

Item 5.  Market for Common Equity and Related Stockholder Matters

      The Common Stock issued pursuant to the Plan began trading on the NASDAQ Bulletin Board in the third quarter of 1998 under the symbol RDHD.

      The following table sets forth the quarterly high and low sales prices for the then issued Common Stock of the Company for the two quarters ended December 27, 1998. The source of these quotations is the National Quotations Bureau. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                          Low      High
                          ---      ----

      1998
      ----
      Third quarter      $0.75     $2.25
      Fourth quarter     $0.25     $2.25

Holders

      As of December 27, 1998, there were approximately 85 holders of record of the Company's Common Stock.

Dividends

      Common Stock. No dividends have been declared in respect of the Company's Common Stock since the April 6, 1995 Petition Date. The Company is not prohibited or restricted from paying dividends on the Common Stock, but the Company does not anticipate paying any dividends to holders of the Company's Common Stock in the foreseeable future.

      Series A 12% Cumulative Convertible Preferred Stock. The Company is obligated to pay dividends to the holders of the Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") that was issued under the Plan at a rate equal to twelve percent (12%) per annum on the $75 stated value. The dividends are payable annually through the issuance of shares of Common Stock of the Company at a price equal to 80% of the average bid price for the Common Stock during the preceding 12 months. To the extent these funds are legally available, beginning May 30, 2000, the Company has the option to purchase, at a cash price equal to $75. Per share, plus accrued and unpaid dividends, portions of Series A Preferred Stock, so that the stock would be retired within seven years. For the first three years after the issuance, at the election of the holders and with the consent of the Company, the Series A Preferred Stock is exchangeable for shares of common stock. After this time the stock is not exchangeable at the holders option. As of December 27, 1998, a total of 44,775 shares of the Series A Preferred Stock was outstanding, and all of such shares were held by Teleferscot International, Ltd., ("Teleferscot"). Any newly issued Series A Preferred Stock will be entitled to dividends on the same terms as the currently outstanding shares of Series A Preferred Stock. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan" for further discussion of the nature and terms of the Series A Preferred Stock.

      As of December 27, 1998 the Company has $495,000 of dividends in arrears for Series 12% Cumulative Convertible Preferred Stock. Based upon the common stock dividend formula the cumulative dividend would total approximately 468,000 shares of common stock.

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

      Levittown Preferred Stock. R.B.B. of Levittown, Inc. has also issued its own 8% Cumulative Exchangeable Preferred Stock (the "Levittown Preferred Stock"). On May 25,1997 the company issued 13,111 shares of 8% Levittown Preferred Stock. Dividends are payable on the Levittown Preferred Stock in cash at a rate of 8% per annum based on the liquidation preference of $75 per share. The dividends are payable semi-annually, to the extent funds are legally available therefore. Further, to the extent funds are legally available therefore, beginning on May 30, 1998, and monthly thereafter, the Levittown subsidiary will offer to purchase one forty-eighth (1/48) of the shares of the Levittown Preferred Stock issued under the Plan to the holder. The purchase price for such repurchase is equal to the liquidation preference of $75 per share, plus accrued and unpaid dividends. For the first three years after issuance, at the election of the holders and with the consent of the Company, Levittown Preferred Stock and the Subsidiary Preferred Stock is exchangeable for shares of common stock. After this time, the stock is not exchangeable at the holders option.

      As of December 27, 1998 the Company has $158,000 of dividends in arrears for 8% Cumulative Exchangeable Preferred Stock.

      For further discussion of certain material terms of the Subsidiary Preferred Stock and the Levittown Preferred Stock, see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation--The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan and Item 3. Legal Proceedings."

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The Company owns and operates four casual dining, table service restaurants in New York and New Jersey under the name "Redheads
Bistro/Bar." The Company was originally organized as a Delaware corporation on July 14, 1988 under the name Wetherly Ventures Associates, Inc., which name was subsequently changed to Magic Restaurants, Inc. on October 28, 1988.

      Each of the Company's five (the Levittown location was closed on January 10, 1999) restaurants is operated through a separate wholly-owned subsidiary of the Company. Those subsidiaries are R.B.B. of Brooklyn, Inc.; R.B.B. of Yonkers, Inc.; R.B.B. of Levittown Inc.; R.B.B. of Secaucus, Inc.; and R.B.B. of Middletown, Inc.

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

      On the Petition Date, the Company filed a motion for an order authorizing it to obtain up to $1.5 million in credit through the issuance of certain debt securities (the "Postpetition Senior Secured Notes"). The Bankruptcy Court entered an order authorizing such debt. The order was subsequently amended to authorize the issuance of up to $2.520 million in Postpetition Senior Secured Notes. A total of $2.520 million was advanced during the Company's reorganization through the issuance of these Postpetition Senior Secured Notes.

      The Postpetition Senior Notes, among other things, (a) carried an interest rate of 12 percent (12%) per annum; (b) allowed for the payment of up to a ten percent commission on- borrowings to "finders" or broker representatives of -note holders; (c) constituted administrative superpriority claims; and (d) liens on all the Company's assets, junior only to valid preexisting liens existing as of the Petition Date.

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

      The Reorganization Plan. By order of the Bankruptcy Court entered on December 30, 1996, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization. The Plan became effective by its terms on May 25, 1997. Prior to such date the Company's name was changed to Redheads, Inc. The Plan addressed the treatment of all claims against and equity interests in the Company through the Plan Effective Date in the following manner:

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

      The Company is presently appealing an order of the Bankruptcy Court requiring the Company to pay approximately $100,000 to Bowie Produce, Inc., a prepetition produce vendor, pursuant to the Perishable Agricultural Commodities Act ("PACA"). The resolution of these matters is not expected to become final until the early part of fiscal year 2000. The Company believes that an adverse decision to the Company in this matter will not materially affect the Company's operations, and further that it will have sufficient cash available to pay any judgments that may be entered with finality against the Company.

Commitments and Contingencies

       (a) The Company operates its restaurants under various operating leases expiring through July 2012. The executive offices are located in Irvington, New York. Rent expense for the fifty two weeks ending December 27, 1998, December 28, 1997 was $1,047,760 and $968,545 respectively.

Future minimum rent payments


      Fifty-Two/Fifty-Three Weeks
            Ending December
      ---------------------------

                 1999                 $  767,958
                 2000                    794,133
                 2001                    801,169
                 2002                    791,435
                 2003                    766,535
              Thereafter               4,471,246
                                      ----------
                                      $8,392,476
                                      ==========

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

Summary of Historical Results of Operations

      The table that follows sets forth for the periods indicated the Company's statements of operations, with operating expenses, loss, and other income or expense items listed as a percentage of total revenues for such periods:

                                                      (audited)                   (audited)
                                                      52 weeks                    52 weeks
                                                    Dec. 27, 1998               Dec. 28, 1997
                                                    -------------               -------------

SALES                                                 9,137,825      100.00%      9,679,825     100.00%
COST OF SALES                                         2,697,661       29.52%      2,827,958      29.21%
                                                     ----------                  ----------
GROSS PROFIT                                          6,440,164       70.48%      6,851,867      70.79%
                                                     ----------                  ----------

OPERATING EXPENSES
  Labor costs                                         3,617,833       39.59%      3,108,513      32.11%
  Occupancy costs                                     1,398,164       15.30%      1,251,869      12.93%
  Other Operating Expense                             2,915,966       31.91%      2,301,864      23.78%
  Loss on Impairment                                  1,111,931       12.17%                      0.00%
  Depreciation and Amortization                         647,366        7.08%        379,663       3.92%
                                                     ----------                  ----------

    TOTAL OPERATING EXPENSES                          9,691,260      106.06%      7,041,909      72.75%
                                                     ----------                  ----------

LOSS FROM RESTAURANT OPERATIONS                      (3,251,096)     -35.58%       (190,042)     -1.96%
                                                     ----------                  ----------
  General and administrative expenses                   632,192        6.92%        961,200       9.93%

LOSS FROM OPERATIONS                                 (3,883,288)     -35.58%     (1,151,242)     -1.96%
                                                     ----------                  ----------
  Interest expense                                     (172,093)      -1.88%       (325,090)     -3.36%
  Other income (expense) net                              7,323        0.08%        (68,802)     -0.71%
                                                     ----------                  ----------

    TOTAL OTHER EXPENSE                                (164,770)      -1.80%       (393,892)     -4.07%
                                                     ----------                  ----------

REORGANIZATION EXPENSE
  Professional fees                                           0        0.00%       (522,081)      0.08%
  Gain on disposal  of asset                                  0        0.00%          8,014      -5.39%
                                                              0        0.00%              0       0.00%
                                                              0        0.00%              0       0.00%
                                                     ----------                  ----------
    TOTAL REORGANIZATION EXPENSE                              0        0.00%       (514,067)     -5.31%
                                                     ----------                  ----------

LOSS BEFORE EXTRAORDINARY ITEM                       (4,048,058)    -150.06%     (2,059,201)    -72.82%
 EXRTAORDINARY ITEM
  Forgivness of Debt                                          0        0.00%     15,988,136     165.17%
                                                     ----------                  ----------

    NET INCOME (LOSS)                                (4,048,058)     -44.30%     13,928,935     143.90%
                                                     ==========                  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                          2,426,292                   4,258,722
                                                     ==========                  ==========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
  Loss from operations                                    (1.94)                      (0.48)
  Extraordinary                                            0.00                        3.75
                                                     ----------                  ----------
                                                     $    (1.94)                 $     3.27
                                                     ==========                  ==========

RESTAUTANTS OPEN AT BEGINNING OF PERIOD                       5                           4
RESTAUTANTS OPENED IN PERIOD                                  0                           1
RESTAUTANTS CLOSED IN  PERIOD                                 0                           0
RESTAUTANTS OPEN AT END OF PERIOD                             5                           5


Comparison of the Fiscal Year Ended December 27, 1998 to the Fiscal Year Ended December 28, 1997

      Total revenues decreased $542,000 or 6% to $9,137,825 in fiscal year ended December 27, 1998 ("Fiscal Year 1998") from $9,679,825 in the fiscal year ended December 28, 1997 ("Fiscal Year 1997"). Total Operating expense increased $2,649,352 or 38% to $9,691,260 in Fiscal Year 1998 from $7,041,909 in the Fiscal Year 1997. Loss from operations increased $2,732,046 or 237% to $3,883,288 in Fiscal Year 1998 from $1,151,242 in the
Fiscal Year 1997. The decrease in sales were primarily attributed to decline in same store sales. The increase in operating expenses can be attributed to due to the write down of certain note receivables, the closure of the Levittown restaurant and costs associated with new menu design.

      Food and beverage expense decreased $130,297 or 5% to $2,697,661 for Fiscal Year 1998 from $2,827,958 for Fiscal Year 1997, principally as a result of the decreased sales volumes. Food and beverage expenses as a percentage of food and beverage revenues were 29.5% in Fiscal Year 1998 compared with 29.2% in Fiscal Year 1997.

      Restaurant labor and related expenses increased $509,320 or 16% to $3,617,833 in Fiscal Year 1998 from $3,108,513 in Fiscal Year 1997 primarily due to a change in management's allocation of general and administrative payroll.

      Restaurant occupancy expenses increased $146,294 or 12% to $1,398,163 in Fiscal Year 1998 from $1,251,869 in Fiscal Year 1997, primarily due to the natural escalating costs of the operating leases.

      Other Operating expenses increased $614,103 or 27% to $2,915,966 in Fiscal Year 1998 from $2,301,864 in Fiscal Year 1997, primarily due to the write off of certain note receivables. Other Operating expenses as a percentage of revenues increased to 31.9% in Fiscal Year 1998 from 23.8% in Fiscal Year 1997.

      Loss on Impairment expense increased $1,111,931 or 100% to $1,111,931 in Fiscal Year 1998 from $0 in Fiscal Year 1997. This came as a result of the Company's planned divestiture of the Levittown location.

      Depreciation and amortization expense increased $267,703 or 71% to $647,366 in Fiscal Year 1998 from $379,663 in Fiscal Year 1997, primarily as a result of the conversion to the Redheads Bistro Bar concept throughout Fiscal 1998.

      General and administrative expenses decreased $329,009 or 34% to $631,192 in Fiscal Year 1998 from $$961,200 in Fiscal Year 1997. This decrease is partially due to a one time $228,136 stock compensation paid May 1997. General and administrative expenses as a percentage of revenues decreased to 7% in Fiscal Year 1998 from 9.3% in Fiscal Year 1997. The decrease is partially due to a change in management's allocation of general and administrative payroll.

      Interest expense-net decreased $152,996 or 47% to $172,093 in Fiscal Year 1998 from $325,090 in Fiscal Year 1997, principally as a result of the pay down of certain secured loans and the reduction in DIP financing as a result of the emergence from Chapter 11 proceedings. Interest expense-net as a percentage of revenues decreased to 1.8% in Fiscal Year 1998 from 3.4% in Fiscal Year 1997.

      Other income (expense) decreased $76,125 or 111% to $7,323 in Fiscal Year 1998 from $(68,802) in Fiscal Year 1997. Other income (expenses) as a percentage of revenues increased to .1% in the 1997 Period from .7% in the 1996 Period.

      Reorganization Fees decreased $514,067 or 100% to $0 in Fiscal Year 1998 from $514,067 in Fiscal Year 1997, primarily as a result of the emergence from Chapter 11 proceedings and due to a reduction in legal fees associated with the Chapter 11 cases.

      The Company recognized a loss on the closing of The American Cafe Restaurants of $8,014 in Fiscal Year 1997, this represented .1% of revenue.

      The Company recognized an extraordinary gain of $15,988,136 from the forgiveness of debt upon the emergence from its Chapter 11 cases. In Fiscal Year 1997 this represents 165% of revenue.

      The Company's net income (loss) in Fiscal Year 1998 was $(4,048,058) as compared to a net loss of $13,928,935 in Fiscal Year 1997. This represents a decrease of $17,976,994 or 129% in net income

Financial Condition and Capital Resources

      Operating Activities. Since inception, the Company has incurred losses from operations. As of December 27, 1998 and December 28, 1997, the Company had an accumulated deficit of $4,763,894 and $715,836 respectively. During the Fifty-Two weeks ended December 27, 1998, net cash flow used in operations totaled $842,797. During the Fifty-Two Weeks ended December 28, 1997, net cash flow used in operations totaled $1,820,628.

      As of December 28, 1997, the Company had negative working capital of $435,226 as compared to negative working capital of $1,958,245 as of December 27, 1998.

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

      Increases in food and labor costs and interest rates can have a direct affect on the Company's operations. The Company believes it has responded appropriately to such increases, some of which are passed through to the consumer. The federal minimum wage required to be paid to employees has increased, however many of the Company's employees are paid hourly rates higher than the federal minimum wage.

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

      Investing Activities. In March, 1998, the Company caused its Red Robin restaurant unit in Secaucus, New York to be converted to a Redheads Bistro/Bar. This second unit conversion by the Company to the Redheads Bistro/Bar concept cost the Company approximately $50 per square foot or approximately $350,000.

      Financing Activities. To fund these units' conversion to the Redheads Bistro/Bar concept and costs associated with the emergence from bankruptcy, as well as other costs, the Company obtained a funding commitment from Teleferscot to provide up to $3.3 million. Through December 27, 1998 the Company received $3,100,000 of the committed funding. As of March, 1998 the Company had drawn down on the remaining amount available under commitment in order to fund the Secaucus unit conversion to the Redheads Bistro/Bar concept. In exchange for each $75 drawn down under the funding commitment, Teleferscot will receive 1 additional share of the Company's Series A Preferred Stock.

      During fiscal year 98 the Company received financing in the form of 12% Debt instruments. The amount of loans from these instruments for the year totaled $793,641.

      It is management's belief that profitability will be achieved by acquiring additional restaurants to provide an expanding revenue base to absorb fixed corporate overhead charges. The Company anticipates that revenues will exceed the increased expenditures associated with the acquisition of additional restaurants.

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

      As of December 27, 1998, the company's working capital deficit was $1,958,245. The company anticipates that it will require additional
working capital to fund operations.   The Company believes that it will
have sufficient capital to meet these obligations through the improvement of current operations, the shut down of the non-performing unit in Levittown, NY, and financing in the form of debt from a major shareholder of the company. However, there can be no assurance that the Company will have sufficient capital to support operations and implement its business plans.

Item 7.  Financial Statements

                 Index to Consolidated Financial Statements


Report of Independent Certified Public Accountants

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Cash Flows

Consolidated Statement of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements


Item 8. Changes in And Disagreements With Accountants on Accounting And Financial Disclosure

      None.


                       REDHEADS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 27, 1998

                                     AND

                              DECEMBER 28, 1997


                       REDHEADS, INC. AND SUBSIDIARIES


                               C O N T E N T S
                               ---------------

                                                  PAGE
                                                  ----


INDEPENDENT AUDITORS' REPORT                       F-1


CONSOLIDATED BALANCE SHEETS                        F-2


CONSOLIDATED STATEMENTS OF OPERATIONS              F-3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
 EQUITY (DEFICIT)                                  F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS           F-5 to F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     F-7 to F-18



                        INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Redheads, Inc.
Irvington, New York

We have audited the accompanying consolidated balance sheets of Redheads, Inc. and Subsidiaries as of December 27, 1998 and December 28, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fifty-two weeks ended December 27, 1998 and the period May 26, 1997 (emergence date) to December 28, 1997 and the period December 30, 1996 to May 25, 1997 (Predecessor). The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Redheads, Inc. and Subsidiaries as of December 27, 1998 and December 28, 1997 and the results of their operations and cash flows for the fifty-two weeks ended December 27, 1998 and the period May 26, 1997 (emergence date) to December 28, 1997 and the period December 30, 1996 to May 25, 1997 (Predecessor), in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred recurring losses from operations and at December 27, 1998 has a working capital deficit of $1,958,245 and a stockholders' deficit of $1,037,195. Also as discussed in Note 14, an action was commenced against the Company related to the Levittown restaurant, the outcome of which is uncertain. Continuation of the Company as a going concern is dependent upon future successful operations and the ability to generate sufficient cash flows from operations and capital/financing sources to meet its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
March 10, 2000


                       REDHEADS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   DECEMBER 27, 1998 AND DECEMBER 28, 1997

                                                                 December 27,     December 28,
                                                                     1998             1997
                                                                 ------------     ------------

                           ASSETS
CURRENT ASSETS
  Cash                                                           $         -       $  180,082
  Inventory                                                           84,812           83,376
  Subscription receivable                                                  -          400,000
  Other current assets                                                86,719          336,202
                                                                 ----------------------------

TOTAL CURRENT ASSETS                                                 171,531          999,660

PROPERTY AND EQUIPMENT - NET                                       1,349,017        2,321,494

NOTES RECEIVABLE - Long-term, net of provision for losses of
 $       and $33,312                                                       -          673,017

OTHER ASSETS                                                         365,674          469,771
                                                                 ----------------------------

TOTAL ASSETS                                                     $ 1,886,222       $4,463,942
                                                                 ============================

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Cash overdraft                                                 $   210,955       $        -
  Accounts payable and accrued expenses                              912,781          967,944
  Sales tax payable                                                  495,414           71,224
  Prepetition taxes payable                                          443,238          395,748
  Payroll tax liabilities                                             67,388                -
                                                                 ----------------------------

TOTAL CURRENT LIABILITIES                                          2,129,776        1,434,916

LONG-TERM DEBT                                                       793,641                -
                                                                 ----------------------------

TOTAL LIABILITIES                                                  2,923,417        1,434,916
                                                                 ----------------------------

COMMITMENTS AND CONTINGENCIES

      STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK
  Series A 12% Cumulative Convertible - $0.001 par value;
   5,000,000 shares authorized; 44,775 shares issued and
   outstanding in 1998; 42,109 shares issued and outstanding
   in 1997                                                           335,815          315,815
  Series A 8% Cumulative Exchangeable - $0.001 par value;
   1,017,000 shares authorized; 16,666 shares issued and
   outstanding in 1998 and 1997                                      125,000          125,000

ADDITIONAL PAID-IN CAPITAL                                         2,581,812        2,401,812

COMMON STOCK - $0.001 par value; 23,024,000 shares
 authorized; 2,457,759 shares issued and outstanding in
 1998; 2,386,439 issued outstanding in 1997                            2,458            2,386

ADDITIONAL PAID-IN CAPITAL                                           681,614          499,849

12% PREFERRED STOCK SUBSCRIBED                                             -          400,000

ACCUMULATED DEFICIT                                               (4,763,894)        (715,836)
                                                                 ----------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (1,037,195)       3,029,026
                                                                 ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 1,886,222       $4,463,942
                                                                 ============================


            The accompanying notes are an integral part of these
                     consolidated financial statements.

                       REDHEADS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Predecessor
                                                                                             -----------
                                                            Fifty-Two        Thirty-One      Twenty-One
                                                           Weeks Ended      Weeks Ended      Weeks Ended
                                                           December 27,     December 28,       May 25,
                                                               1998             1997            1997
                                                           ------------     ------------     -----------

SALES                                                      $ 9,137,825       $5,943,970      $ 3,735,855

COST OF SALES                                                2,697,661        1,750,851        1,077,107
                                                           ---------------------------------------------

GROSS PROFIT                                                 6,440,164        4,193,119        2,658,748
                                                           ---------------------------------------------

OPERATING EXPENSES
  Labor costs                                                3,617,833        1,934,336        1,174,177
  Occupancy costs                                            1,398,164          745,590          506,279
  Other operating expenses                                   2,149,880        1,461,583          840,281
  Depreciation and amortization                                647,366          240,636          139,027
  Write off of uncollectible receivables                        86,224                -                -
  Write off of notes receivable                                679,862                -                -
  Loss on impairment of assets of Levittown restaurant       1,111,931                -                -
                                                           ---------------------------------------------
                                                             9,691,260        4,382,145        2,659,764
                                                           ---------------------------------------------

LOSS FROM RESTAURANT OPERATIONS                             (3,251,096)        (189,026)          (1,016)

GENERAL AND ADMINISTRATIVE
 EXPENSES                                                      632,192          350,711          610,489
                                                           ---------------------------------------------

LOSS FROM OPERATIONS                                        (3,883,288)        (539,737)        (611,505)
                                                           ---------------------------------------------

OTHER INCOME (EXPENSE)
  Interest expense                                            (172,093)          (1,226)        (323,864)
  Other income (expense), net                                    7,323          (46,644)         (22,158)
                                                           ---------------------------------------------
                                                              (164,770)         (47,870)        (346,022)
                                                           ---------------------------------------------

REORGANIZATION EXPENSES
  Professional fees                                                  -          (43,965)        (478,116)
  Gain on disposal                                                   -                -            8,014
                                                           ---------------------------------------------
                                                                     -          (43,965)        (470,102)
                                                           ---------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM                              (4,048,058)        (631,572)      (1,427,629)

EXTRAORDINARY ITEM - Gain (loss) from
 extinguishment of debt, no applicable income
 tax benefit (expense)                                               -          (84,264)      16,072,400
                                                           ---------------------------------------------

NET INCOME (LOSS)                                          $(4,048,058)      $ (715,836)     $14,644,771
                                                           =============================================

BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE OF COMMON STOCK
  Loss from operations                                     $     (1.94)      $    (0.36)     $     (0.20)
  Extraordinary                                                      -            (0.04)            2.22
                                                           ---------------------------------------------

NET INCOME (LOSS)                                          $     (1.94)      $    (0.40)     $      2.02
                                                           =============================================

WEIGHTED AVERAGE SHARES
 OUTSTANDING OF COMMON STOCK                                 2,426,292        2,236,437        7,244,000
                                                           =============================================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                       REDHEADS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD DECEMBER 29, 1996 TO DECEMBER 27, 1998

                                                                                                           12%
                             Series A Preferred Stock                       New    Old                  Preferred
                             ------------------------ Preferred  Paid-In   Common Common    Paid-In       Stock    Accumulated
                                 12%         8%         Stock    Capital   Stock  Stock     Capital    Subscribed    Deficit
                                 ---         --       ---------  -------   ------ ------    -------    ----------  -----------

BALANCE AT DECEMBER 29, 1996   $      -   $      -      $ 107   $        - $    - $ 7,244 $ 13,887,520 $         - $(35,437,302)

Recapitalization upon
 emergence from bankruptcy      175,815    125,000       (107)   1,141,812  2,236  (7,244) (13,877,520)  1,800,000   20,792,531

Net income for the
 twenty-one weeks ended
 May 25, 1997                         -          -          -            -      -       -            -           -   14,644,771

Issuance of 18,666 shares
 of 12% Preferred Stock
 for partial receipt of
 subscription receivable        140,000          -          -    1,260,000      -       -            -  (1,400,000)           -

Issuance of 150,696 shares
 of Common Stock for
 settlement of unpaid legal
 fees                                 -          -          -            -    150       -      499,849           -            -

Net loss for the thirty-one
 weeks ended December 28,
 1997                                 -          -          -            -      -       -            -           -     (715,836)

BALANCE AT DECEMBER 28, 1997    315,815    125,000          -    2,401,812  2,386       -      499,849     400,000     (715,836)

Issuance of 2,666 shares of
 12% Preferred Stock for
 partial receipt of
 subscription receivable         20,000          -          -      180,000      -       -            -    (200,000)           -

Proceeds of subscription
 receivable converted to
 debt                                 -          -          -            -      -       -            -    (200,000)           -

Issuance of 67,819 shares of
 Common Stock for settlements
 of unpaid legal fees                 -          -          -            -     68       -      176,519           -            -

Issuance of 3,500 shares of
 Common Stock for settlement
 of unpaid expenses                   -          -          -            -      4       -        5,246           -            -

Net loss for the fifty-two
 weeks ended December 27,
 1998                                 -          -          -            -      -       -            -           -   (4,048,058)
                               ------------------------------------------------------------------------------------------------

Balance at December 27, 1998   $335,815   $125,000      $   -   $2,581,812 $2,458 $     - $    681,614 $         - $ (4,763,894)
                               ================================================================================================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                       REDHEADS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Predecessor
                                                                                                       ------------
                                                                   Fifty-Two          Thirty-One        Twenty-One
                                                                  Weeks Ended         Weeks Ended      Weeks Ended
                                                               December 27, 1998     Dec. 28, 1997     May 25, 1997
                                                               -----------------     -------------     ------------

CASH FLOWS FROM OPERATING EXPENSES
  Net income (loss)                                               $(4,048,058)        $  (715,836)     $ 14,644,771
  Adjustment to reconcile net loss to net cash
   used in operating activities
    Depreciation                                                      398,539             206,149           134,941
    Amortization                                                      248,829              34,487             4,104
    Provision for loss on notes receivable                                  -              20,000          (523,736)
    Gain from extinguishment of debt                                        -                   -       (16,072,400)
    Loss on write off of uncollectible receivables                     86,224                   -                 -
    Loss on write off of notes receivable                             679,862                   -                 -
    Loss on disposal of property and equipment                          4,847               7,919                 -
    Loss on impairment of assets of Levittown restaurant            1,111,931                   -                 -
    Issuance of stock for settlement of expenses                        5,251                   -                 -
    (Increase) decrease in assets
      Inventories                                                      (1,436)            (11,052)            8,516
      Other current assets                                            (66,852)             88,071             1,620
      Other assets                                                     77,575            (463,632)           (1,292)
    Increase (decrease) in liabilities
      Liabilities subject to compromise                                     -                   -           115,829
      Accounts payable and accrued expenses                           121,423              59,855           655,187
      Sales taxes payable                                             424,190              17,675           (45,947)
      Prepetition taxes payable                                        47,490              14,143                 -
      Payroll taxes payable                                            67,388                   -                 -
                                                                  -------------------------------------------------

  Net cash used in operating activities                              (842,797)           (742,221)       (1,078,407)
                                                                  -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital acquisitions                                               (541,881)           (592,166)         (135,371)
  Decrease in notes receivable                                              -               4,915                 -
                                                                  -------------------------------------------------

  Net cash used in investing activities                              (541,881)           (587,251)         (135,371)
                                                                  -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments on long-term debt                              (82,500)                  -                 -
  Proceeds from long-term debt                                        876,141                   -                 -
  Payment of postpetition senior secured notes
   payable                                                                  -             (35,000)                -
  Proceeds from postpetition senior secured notes
   payable                                                                   -                  -         1,300,000
  Proceeds from subscription receivable                                200,000          1,400,000                 -
  Cash overdraft                                                       210,955                  -                 -
                                                                  -------------------------------------------------

  Net cash provided by financing activities                          1,204,596          1,365,000         1,300,000
                                                                  -------------------------------------------------

INCREASE (DECREASE) IN CASH                                           (180,082)            35,528            86,222

CASH - BEGINNING OF PERIOD                                             180,082            144,554            58,332
                                                                  -------------------------------------------------

CASH - END OF PERIOD                                              $          -        $   180,082      $    144,554
                                                                  =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash paid during the period for:
    Interest                                                      $          -        $         -      $          -
                                                                  =================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

Issuance of Preferred Stock for Preferred Stock subscribed        $    200,000        $ 1,400,000      $          -
                                                                  =================================================

Conversion of  Subscription receivable                            $    200,000        $         -      $          -
                                                                  =================================================

Conversion of liabilities to Preferred and Common Stock
  Accounts payable and accrued expenses                           $    176,586        $   499,999      $  1,511,000
  Liabilities subject to compromise                                          -                  -         1,680,000
  Postpetition senior secured notes payable                                  -                  -         4,603,625
                                                                  -------------------------------------------------

Preferred and Common Stock                                        $    176,586        $   499,999      $  7,794,625
                                                                  =================================================

Reclassification of liabilities subject to compromise to:
  Accounts payable and accrued expenses                           $         -         $         -      $    234,612
  Prepetition taxes payable                                                 -                   -           381,605
                                                                  -------------------------------------------------

  Liabilities subject to compromise                               $         -         $         -      $    616,217
                                                                  =================================================

Elimination of debt and equity against accumulated
 deficit upon emergence from bankruptcy                           $         -         $         -      $ 36,720,480
                                                                  =================================================


            The accompanying notes are an integral part of these
                     consolidated financial statements.



                       REDHEADS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 27, 1998 AND DECEMBER 28, 1997


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of the Business
----------------------------------
Redheads, Inc. and Subsidiaries (the "Company") are engaged in the development, ownership and operation of restaurants that offer an upscale alternative to fast food restaurants by providing high quality, moderately priced food, and quick convenient full-menu table service. The Company operated nine American Cafe restaurants located in the Washington, D.C., Maryland and Virginia areas. The Company also operated six Red Robin Burger and Spirits Emporiums ("Red Robin"), in the New York metropolitan area pursuant to a franchise granted by Red Robin International, Inc., serving American style food with international specialties. Additionally, the Company operated five Carmella Cafe restaurants and two Spiga Italian-style family restaurants. In March 1995, the Company divested itself of ownership of the Carmella Cafe and Spiga restaurants. On April 6, 1995 the Company filed a voluntary petition for relief under Chapter 11 of Title II of the Federal Bankruptcy Code. During the twenty-six week period ended December 29, 1996 the Company ceased operations of all American Cafe restaurants and two Red Robin restaurants, located in Smithhaven, New York and Staten Island, New York. On May 30, 1997, the Bankruptcy Court confirmed the Company's plan of reorganization, effective May 25, 1997 for accounting purposes. Upon confirmation, the Company's name was changed to Redheads, Inc. Upon emergence, the Company had four restaurants in operation, located in Kings Plaza, New York; Levittown, New York; Yonkers, New York and Secaucus, New Jersey. The Company has converted these restaurants, with the exception of Kings Plaza into the Redheads Bistro/Bar concept as of December 27, 1998.

Management's Future Plans
-------------------------
The Company's consolidated financial statements have been prepared on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, since May 26, 1997, the Company has incurred net losses of $4,048,058 and $715,836 for the fifty-two weeks ended December 27, 1998 and the thirty-one weeks ended December 28, 1997 and at December 27, 1998 had a working capital deficit of $1,958,245. Additionally, as of December 27, 1998, a substantial portion of the $495,414 sales tax liability is delinquent.

The Company anticipates that it will require additional working capital to fund operations. The Company believes that it will have sufficient capital to meet these obligations through the improvements of current operations, the shut down of the non-performing unit in Levittown, NY, and financing in the form of debt from a major shareholder of the Company. However, there can be no assurance that the Company will have sufficient capital to support operations and implement its business plans.

Consolidated Financial Statements
---------------------------------
The accompanying consolidated financial statements include the accounts of Redheads, Inc. and its subsidiaries at December 27, 1998 and the fifty-two weeks then ended and at December 28, 1997 and for the period May 26, 1997 (emergence date under the confirmed plan of reorganization) to December 28, 1997. The accompanying consolidated financial statements include the accounts of Magic Restaurants, Inc. and Subsidiaries as Debtor-in-Possession (Predecessor) for the twenty-one weeks ended May 25, 1997. All material intercompany transactions have been eliminated in consolidation.

Effective July 1, 1993, the Company adopted a fiscal year of fifty-two or fifty-three weeks. Effective July 1, 1996, the Company changed its fiscal year end to the last Sunday of December.

Comprehensive Income
--------------------
The Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," beginning December 28, 1997. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the company has no items of other comprehensive income, no separate statement of comprehensive income has been presented.

Fair Value of Financial Statements
----------------------------------
The Company's financial instruments consist of cash, short-term receivables, payables and accrued expenses. The carrying values of cash, short-term receivables, payables and accrued expenses approximate fair value because of their short maturities.

The carrying value of the fixed rate noncurrent notes receivable approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

Concentration of Credit Risk Involving Cash
-------------------------------------------
The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company may have cash balances in these financial institutions in excess of these limits. At December 27, 1998 there were no balances in excess of insurable amounts.

Depreciation
------------
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed using the straight line method.

Inventory
---------
Inventory consists of food, liquor, bar and other supplies and is stated at the lower of cost (determined by the first-in, first-out method) or market.

License Fees and Deferred Leasing Expenses
------------------------------------------
License fees and deferred leasing expenses are amortized on a straight-line method over the related license or lease.

Preoperating Cost
-----------------
Preoperating costs, consisting primarily of training personnel, are amortized on a straight-line method over one year.

Income Taxes
------------
The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

Recoverability of Long Lived Assets
-----------------------------------
Effective July 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances, other than the Levittown location (Note 3), which indicate the existence of an impairment which would be material to the Company's annual financial statements.

Accounting for Stock-Based Compensation
---------------------------------------
Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate.

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

Earnings (Loss) Per Share
-------------------------
Effective year ended December 28, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" (EPS). This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 was effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of the prior years' earnings per share.

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

Net loss applicable to common stockholders for the fifty-two weeks ended December 27, 1998 and thirty-one weeks ended December 28, 1997 has been increased by $653,000 and $181,000 of preferred dividends in arrears.

Recently Issued Accounting Pronouncements
-----------------------------------------
In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement requires start-up costs such as preopening costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company presently intends to comply with this statement for its year ended December 26, 1999.

Reclassifications
-----------------
Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.


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

      Secured Claims - The secured claims of approximately $1,207,000 (including interest of approximately $197,000) were exchanged for payables of $209,000 and 11,333 shares of 8% preferred stock of the Levittown subsidiary

      Trade and Other Miscellaneous Claims - The holders of approximately $13,456,000 of trade and miscellaneous claims received 125,000 shares of the new common stock of the Company. $26,000 of claim liabilities remained intact.

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

      Other Disputed Postpetition Claims - The Company is a party to certain litigation pending before the Bankruptcy Court. The first, Magic Restaurants, Inc., et al. v. Nicolo and Joseph Ottomanelli, objects to the $75,000 administrative claim filed by the Ottomanellis and seeks damages of $250,000 by way of counterclaim. The Company is also presently appealing an order of the Bankruptcy Court requiring the Company to pay approximately $100,000 to Bowie Produce, Inc., a prepetition produce vendor, pursuant to the Perishable Agricultural Commodities Act ("PACA"). The resolution of these matters is not expected to become final until the latter part of the fiscal year 1999. The Company believes that an adverse decision to the Company in each of these matters will not materially affect the Company's operations, and further that it will have sufficient cash available to pay any judgements that may be entered with finality against the Company.

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

                       REDHEADS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  PLAN OF REORGANIZATION RECOVERY ANALYSIS

                                                                     RECOVERY
                               ------------------------------------------------------------------------------------
                                  Account
                                  Balances
                                Immediately       Elimination                                     Preferred Stock
                                  Prior to        of Debt and       Surviving        Tax        -------------------
                               Reorganization       Equity             Debt         Claims        %         Amount
                               --------------     -----------       ---------       ------        -         ------

Postpetition liabilities        $  4,458,202      $ (3,037,064)     $1,227,025     $      -      13.3%     $ 40,000
                                -----------------------------------------------------------------------------------

Claim Interest

Series A secured notes             3,004,229        (2,967,332)         35,000            -         -             -
Series B secured notes             1,806,888          (964,986)              -            -      58.4       175,815
Priority tax claim                   381,605                 -               -      381,605         -             -
Secured claim                      1,206,656          (591,218)        208,612            -      28.3        85,000
Trade and other
 miscellaneous claims             13,456,000       (13,429,875)         26,000            -         -             -
                                -----------------------------------------------------------------------------------
                                  19,855,378
                                ------------

Preferred stock                    1,980,000        (1,980,000)              -            -         -             -
Common stock                           7,000            (7,000)              -            -         -             -
Additional paid-in capital        13,743,005       (13,743,005)              -            -         -             -
Preferred stock subscribed         1,800,000                 -               -            -         -             -
Deficit                          (36,720,480)       36,720,480               -            -         -             -
                                -----------------------------------------------------------------------------------
                                 (19,190,475)                -               -            -         -             -
                                -----------------------------------------------------------------------------------

                                $  5,123,105      $         -       $1,496,637     $381,605     100.0%     $300,815
                                ===================================================================================


                                                                RECOVERY
                               ---------------------------------------------------------------------------
                               Additional
                                Paid-In
                                Capital       Preferred        Common Stock             Total Recovery
                               Preferred        Stock        -----------------     ----------------------
                                 Stock        Subscribed        %       Amount       Amount          %
                               ----------     ----------        -       ------       ------          -

Postpetition liabilities       $  153,899     $        -       9.5%     $  214     $1,421,138      31.88%
                               -------------------------------------------------------------------------

Claim Interest

Series A secured notes                  -              -      84.9       1,897         36,897       1.23
Series B secured notes            666,087              -         -           -        841,902      46.59
Priority tax claim                      -              -         -  -        -        381,605     100.00
Secured claim                     321,826              -         -           -        615,438      51.00
Trade and other
 miscellaneous claims                   -              -       5.6         125         26,125       0.19
                               -------------------------------------------------------------------------

Preferred stock                         -              -         -           -              -          -
Common stock                            -              -         -           -              -          -
Additional paid-in capital              -              -         -           -              -          -
Preferred stock subscribed              -      1,800,000         -           -      1,800,000     100.00
Deficit                                 -              -         -           -              -          -
                               -------------------------------------------------------------------------
                                        -              -         -           -              -          -
                               -------------------------------------------------------------------------

                               $1,141,812     $1,800,000     100.0%     $2,236     $5,123,105
                               =========================================================================


                       REDHEADS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 27, 1998 AND DECEMBER 28, 1997


NOTE 3 - LOSS ON IMPAIRMENT OF ASSETS OF LEVITTOWN RESTAURANT

As a result of the closing of the Levittown restaurant, effective January 10, 1999, the Company wrote-off the net carrying value of the fixed assets and intangible assets of the Levittown restaurant as of December 27, 1998 and recorded an impairment loss of $1,111,931.


NOTE 4 - ACQUISITION

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


NOTE 5 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                                  December 27,     December 28,
                                                                      1998             1997
                                                                  ------------     ------------

      Preoperation costs - net of accumulated amortization of
       $241,776 in 1998 and $18,799 in 1997                         $62,074          $145,991
      Current portion of notes receivable                                 -             6,845
      Prepaid expenses                                                    -            26,167
      Credit card receivables                                        20,613            90,309
      Escrow deposits                                                     -            50,000
      Other receivables                                               4,032            16,890
                                                                    -------------------------
                                                                    $86,719          $336,202
                                                                    =========================


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            December 27,     December 28,
                                                1998             1997
                                            ------------     ------------

      Leasehold improvements                 $1,027,983       $1,486,580
      Restaurant fixtures and equipment          21,092          212,115
      Computer software                         261,025          273,152
      Furniture and fixtures                    556,874          520,438
                                             ---------------------------
                                              1,866,974        2,492,285
      Less: Accumulated depreciation            517,957          206,149
                                             ---------------------------
                                              1,349,017        2,286,136
      Construction in progress                        -           35,358
                                             ---------------------------
                                             $1,349,017       $2,321,494
                                             ===========================


NOTE 7 - NOTES RECEIVABLE - LONG-TERM

At December 28, 1997, notes receivable consist of three notes, with interest rates ranging from 5.0% to 9.75%, maturing through January 2018, collateralized by property. The current portion of notes receivable has been included in other current assets. During 1998, the notes were considered uncollectible and were written-off.

NOTE 8 - OTHER ASSETS

Other assets consist of the following:

                                          December 27,     December 28,
                                              1998             1997
                                          ------------     ------------

      Liquor license - net                  $233,470         $250,000
      License fees - net                      84,167           90,622
      Deposits                                15,958           32,777
      Deferred leasing expenses - net          6,677            7,311
      Deferred legal expenses - net            4,360            4,762
      Acquisition costs - net                 21,042           23,542
      Other receivables                            -           60,757
                                            -------------------------
                                            $365,674         $469,771
                                            =========================


Liquor license, license fees, deferred leasing expenses, deferred legal expenses and acquisition costs are net of accumulated amortization of $117,616 and $140,669 as of December 27, 1998 and December 28, 1997.


NOTE 9 - LONG-TERM DEBT

The Long-term debt consists of notes payable to investors, with principal and accrued interest, at 12%, due on June 30, 2003. The notes are collateralized by all of the assets of the Middleton and Kings Plaza subsidiaries.


NOTE 10 - COMMITMENTS

The Company leases its executive office and remaining restaurant premises under various operating leases expiring through July 2012. Rent expense for the fifty-two weeks ended December 27, 1998 and the thirty-one weeks ended December 28, 1997 and twenty-one weeks ended May 25, 1997 was $1,047,760, $582,563, and $385,982.

Future minimum annual rentals are as follows:


      FIFTY-TWO/FIFTY-THREE WEEKS
           ENDING DECEMBER,             AMOUNT
      ---------------------------       ------

              1999                    $  767,958
              2000                       794,133
              2001                       801,169
              2002                       791,435
              2003                       766,535
              Thereafter               4,471,246
                                      ----------
                                      $8,392,476
                                      ==========


NOTE 11 - CAPITAL STOCK

Series A 12% Cumulative Preferred Stock
---------------------------------------
The Company's management is authorized to issue 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control of others. During 1997, the Company accepted the subscription for the purchase of 46,667 shares of Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at approximately $75 per share, for a total of $3,500,000. As of December 28, 1997, $3,100,000 had been received and 42,109 shares of Series A Preferred Stock had been issued. The stock was valued at the maximum exchange rate of five shares of Common Stock for every one share of series A Preferred Stock.
The Common Stock was valued at $1.50 per share. The balance of the proceeds of $400,000 was received by April 8, 1998.

During April 1998, $200,000 of the proceeds from the $400,000 subscription receivable was converted to a debt instrument, resulting in a reduction of the total subscription to $3,300,000, for which 44,775 shares of Series A Preferred Stock was issued.

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

As of December 27, 1998, the Company has $495,000 of dividends in arrears for Series A 12% Cumulative Convertible Preferred Stock, which would equate to a stock dividend of approximately 468,000 shares of Common Stock.

Series A 8% Cumulative Exchangeable Preferred Stock
---------------------------------------------------
On May 25, 1997, the Company issued 1,778 shares of Series A 8% Cumulative Exchangeable Preferred Stock of both Secaucus and Levittown subsidiaries and 1,777 shares of Series A 8% Cumulative Exchangeable Preferred Stock of Yonkers subsidiary ("Subsidiary Preferred Stock") in exchange for a release of a prepetition liability of approximately $400,000. The stock was valued at the maximum exchange rate of five shares of Common Stock for every one share of Subsidiary Preferred Stock. The Common Stock was valued at $1.50 per share.

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

The Company's authorized and issued outstanding shares of Series A 8% Cumulative Exchangeable Preferred Stock is as follows:

                       Shares        Shares Issued
      Subsidiary     Authorized     and Outstanding
      ----------     ----------     ---------------

      Yonkers        1,000,000           1,777

      Levittown         15,000          13,111

      Secaucus           2,000           1,778
                     -------------------------

                     1,017,000          16,666
                     =========================

As of December 27, 1998, the Company has $158,000 of dividends in arrears for Series A 8% Cumulative Exchangeable Preferred Stock.

      Common Stock
      ------------

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

      On May 20, 1998, the Company issued 67,819 shares of Common Stock for settlement of unpaid legal fees.

      In December 1998, the Company issued 3,500 shares of Common Stock for settlement of unpaid expenses.

      Warrants
      --------
      From time to time, the Company may issue warrants to purchase its Common Stock to parties other than employees and directors. Warrants may be issued as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above.

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


NOTE 12 - INCOME TAXES

There is no income tax benefit for operating losses for the fifty-two weeks ended December 27, 1998, the thirty-one weeks ended December 28, 1997, twenty-one weeks ended May 25, 1997, due to the following:

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

There is no income tax provision for operating income for the twenty-one weeks ended May 25, 1997 due to the utilization of the net operating loss carryforwards.

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                    December 27,     December 28,       May 25,
                                                        1998             1997            1998
                                                    ------------     ------------       -------

Statutory tax (benefit) provision                    $1,417,000       $(215,000)      $ 5,126,000
Utilization of net operating loss carryforwards               -               -        (5,126,000)
Increase in valuation allowance                       1,416,800         251,000                 -
                                                     --------------------------------------------
                                                     $        -       $       -       $         -
                                                     ============================================


Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                    December 27,     December 28,       May 25,
                                                        1998             1997            1997
                                                    ------------     ------------       -------

Deferred tax assets
  Accruals and reserves                             $   389,000      $         -     $         -
  Net operating loss carryforwards                  $ 6,401,000        5,355,000       5,636,000
  Valuation allowance on deferred tax asset          (6,790,000)      (5,355,000)     (5,636,000)
                                                    --------------------------------------------
                                                    $         -      $         -     $         -
                                                    ============================================


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

The Company's federal, state and local tax returns have not been filed for the fifty-two weeks ended December 27, 1998, the thirty-one weeks ended December 28, 1997, twenty-one weeks ended May 25, 1997, twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996.

As of December 27, 1998, the Company had approximately $18,288,000 of net operating loss carryforwards expiring through 2012, available to offset future federal income taxes.


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

Mr. Olson also has a controlling interest in two companies and a partnership that owns shares of Redheads, Inc. Common Stock. At December 27, 1998, $57,500 of the total long-term debt is due to the partnership controlled by Mr. Olson.


NOTE 14 - CONTINGENCY

On October 7, 1998, Keybro Enterprises filed on a motion before the United States Bankruptcy Court for the conversion of the instant cases to Chapter 7 of the Bankruptcy Code; and Redheads, Inc. and its affiliated entities and subsidiaries, the reorganized debtors, interposed opposition to the motion.

On November 12, 1998, Keybro and Redheads agreed to immediately put up for sale the restaurant located on Hempstead Turnpike, Levittown, NY. The debtors would operate the Levittown restaurant until the date of sale. The proceeds of the sale of the Levittown restaurant, net of the actual costs of the sale including brokers fees would be applied as follows:

      1) $50,000 will be applied to reimburse Redheads for operational losses incurred;

      2)  up to $250,000 to be paid to Keybro;

      3)  the balance of the proceeds would be paid to Redheads.

Redheads agreed to continue to operate the Levittown restaurant under the terms of the Stipulation through and including Sunday, January 10, 1999. In the event that a sale had not closed by that date, then Redheads' agreement to operate the restaurant would expire. Redheads would deliver to Keybro the common stock of R.B.B. of Levittown, Inc. and Redheads will deliver to Keybro possession of the restaurant; Keybro shall reimburse Redheads for any actual operational losses incurred during the period following the Stipulation up to the amount of $37,500.

On January 10, 1999, without the sale of the restaurant occurring and in accordance with the Stipulation, Redheads delivered possession of the restaurant to representatives of Keybro at the restaurant. Additionally, Redheads delivered the common stock of R.B.B. of Levittown, Inc. which Keybro rejected, and discontinued the operations of the restaurant known as Redheads.

In August 1999, Keybro commenced an action against Redheads, Inc. and R.B.B. of Levittown, Inc. seeking damages in excess of $850,000, together with punitive damages in excess of $2,000,000, alleging, inter alia, breach of the stipulation between Keybro and Redheads entered into during the Magic Restaurants reorganization, fraud, and corporate waste. Redheads and R.B.B. answered, albeit belatedly, asserting defenses based upon the reorganization plan, the stipulation, defendants attempt to deliver the common stock of R.B.B. to Keybro and defendants' attempts to sell the Levittown restaurant. Keybro moved for a default judgment, and Redheads and R.B.B. opposed the motion. That motion has been pending since the end of October 1999. The Company maintains it has meritorious defenses to this action.


                                  PART III
                                  --------

Item 10.  Directors and Executive Officers of the Registrant

      The executive officers and directors of the Company are as follows:

Name                               Age     Position
----                               ---     --------

Charles O. Olson, Jr.(2)           42      President, Chief Executive Officer,
                                           Chief Financial Officer & Director
Pierpaolo Matteuzzi(2)             47      Director
John E. McConnaughy, Jr.(1)(2)     69      Director
Julio Pasini(1)                    45      Director

--------------------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

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

Item 10.  Executive Compensation

Compensation of Executive Officers

      The following table sets forth information, concerning the annual and long-term compensation of the Company's chief executive officer and other individuals acting in a similar capacity for the past three fiscal years. No information is included regarding compensation paid to other executive officers during such three year period because no such executive officer earned annual or long-term compensation in excess of $100,000. Except as set forth in the tables below, no bonus, other annual compensation, long-term compensation (in the form of restricted stock awards, options, stock appreciation rights, long-term incentive plans, or other-wise), or other forms of compensation were paid to the Company's chief executive officer, any other individuals acting in a similar capacity, or any other executive officer of the Company at any time during such periods as are reflected in the tables set forth below.

                         SUMMARY COMPENSATION TABLE

                                                 Annual Compensation
                                Fiscal Year     ----------------------      Stock       All Other
Name and Principal Position      or Period      Salary($)     Bonus($)      Award      Compensation
---------------------------     -----------     ---------     --------      -----      ------------

Charles Olson, Jr                 1998           $67,000         $0        $     0
  President/CEO                   1997           $66,000         $0        $     0
                                  1996-T         $33,500         $0        $27,000
                                  1996           $99,500         $0        $54,000

David Sederholt                   1998           $78,846         $0
  EVP/COO                         1997           $50,000         $0        $33,000

Steven R. Jakubowski              1996-T         $     0         $0        $60,000
  Chief Operating Officer         1996           $80,000         $0        $40,000
                                  1996           $30,000         $0        $     0


Employment Contracts

      The Company has no employment contract with any of its executive officers.

      During 1998 Mr. Sederholt left employment of the Company. The Company retained Mr. Sederholt as consultant for two months following his termination of employment.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of August 31, 1997, regarding beneficial ownership of the Company Stock of each executive officer or director of the Company, and all executive officers and directors as a group, and each stockholder who is known by Company to beneficially own more than five percent of the Common Stock of the Company.

                                                          Number of
                                                          Shares of        Percentage
Name and Address (if required) of Beneficial Owner     Common Stock(3)      of Total
--------------------------------------------------     ---------------     ----------

Charles O. Olson, Jr.(1)                                  1,039,048          41.8%

Mohammedali Hassanali                                       151,886           6.1%

Bellaty N.V(1)                                              668,705          26.9%

RehCam Investments L.P(1)                                   153,698           6.1%

Chillington Corporation N.V(1)                              190,246           7.6%

Ali Khin                                                    156,550           6.3%

John E. McConnaughy, Jr.                                    363,251          14.6%

Teleferscot International Limited(2)                      1,787,750          41.9%

David C. Sederholt                                           10,000           0.4%

Andrews & Kurth LLP                                         151,515           6.4%

A. Keith Hebert                                               9,324           0.4%

All Officers and Directors as a Group
 (6 Persons)                                              1,421,623          57.3%

--------------------
(1) Charles Olson, Jr. is the president of Rye Management, Inc., (Rye) the general partner of RehCam Investments Limited Partnership (RehCam). Additionally Mr. Olson is a limited partner in RehCam. RehCam owns 153,698 shares. Mr Olson is the attorney in fact for Chillington Corporation N.V. which owns 190,246 shares. Mr. Olson exercises voting and investment power over the shares held by this entity, but disclaims beneficial ownership. Mr. Olson is the attorney in fact for Bellaty N.V. which owns 668,705 shares. Mr. Olson exercises voting and investment power over the shares held by this entity, but disclaims beneficial ownership. Mr. Olson owns 26,399 shares personally. Does not include shares, if any, available to Rye Management, Inc. under the terms of the consulting agreement to be paid to Rye as a reorganization bonus. (see Certain Relationship and Related Transactions)
(2) Represents warrants, exercisable within 60 days, to purchase 750,000 shares at $4.00 per share and 750,000 shares at $10.00 per share.
      The remaining 287,750 represents the right of Teleferscot (with the Company's consent), as the owner of all outstanding Series A 12% Cumulative Convertible Preferred Stock, to exchange one share of Preferred Stock for (a) 5 shares of Common Stock through May 30, 1998, (b) 3.75 shares of Common Stock through May 30, 1999, and (c) 3 shares of Common Stock through May 30, 2000.
(3) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of May 25, 1997 are deemed outstanding.

Item 12.  Certain Relationships and Related Transactions

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

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1)  Financial Statements

      The following financial statements and the Report of Independent Accountants are filed as a part of this report.


Report of Independent Public Accountants

Consolidated Balance Sheets as of December 27, 1998, December 28, 1997

Consolidated Statements of Operations for the Fifty-Two weeks ended
 December 27, 1998, and Fifty-Two Weeks Ended December 28, 1997.

Consolidated Statements of Stockholders' Equity for Period December 29,
 1997 to December 27, 1998

Consolidated Statements of Cash Flows for the Fifty-Two weeks ended
 December 27, 1998, and Fifty-Two weeks ended December 28, 1997.

Notes to Consolidated Financial Statements

       (a)(2)  Financial Statements Schedules

      Not applicable.

       (a)(3)  Exhibits

      The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. All previously filed documents are incorporated by reference. Copies of individual exhibits will be furnished to stockholders upon written request to Treasurer, Redheads, Inc., 50 S. Buckhout Suite #105 Irvington, NY 10533 and payment of a reasonable fee.


Exhibit No.*    Description
------------    -----------

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

--------------------
*     Previously filed and incorporated by reference.


       (a)(4)  Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during 1997.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York on March 21, 2000.

                                       Redheads, Inc.


                                   By: /s/ CHARLES O. OLSON, JR.
                                       -------------------------
                                       Charles O. Olson, Jr.
                                       President, Chief Executive Officer
                                       and Chief Financial Officer

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

Signature                                 Title                      Date
---------                                 -----                      ----

/s/ CHARLES O. OLSON, JR.     President & CEO/CFO, Director     March 21, 2000
-------------------------
Charles O. Olson, Jr.

/s/ JOHN E. McCONNAUGHY       Director                          March 21, 2000
-----------------------
John E. McConnaughy

/s/ PIERPAOLO MATTEUZZI       Director                          March 21, 2000
-----------------------
Pierpaolo Matteuzzi

/s/ JULIO PASINI              Director                          March 21, 2000
----------------
Julio Pasini