Form 10QSB
period 1999-03-28
REDHEADS INC /DE/
filed 2000-03-22
CIK 837596

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended       March 28, 1999
                                           --------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) EXCHANGE ACT
      For the transition period from              to
                                     ------------    ------------

                       Commission file number 0-17975
                                              -------

                               Redheads, Inc.
                               --------------
         (Exact name of business issuer as specified in its charter)

               Delaware                           95-4169432
               --------                           ----------
   (State or other jurisdiction of              (IRS Employer
    incorporation or organization             Identification No.)

           Fifty South Buckhout Street, Irvington, New York 10533
           ------------------------------------------------------
                  (Address of principal executive offices)

                               (914) 591-4444
                               --------------
                         (Issuer's telephone number)

                 -------------------------------------------
            (Former name, former address and formal fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   [X]      No...[ ]

             APPLICATION ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                           Yes...[ ]      No...[ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                     2,457,759 as of December 27, 1998.
                     ----------------------------------


                       Redheads, Inc, AND SUBSIDIARIES

                                    INDEX

PART I                      FINANCIAL INFORMATION

                                                                 Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 28, 1999
         (unaudited) and December 27, 1998 (Unaudited)              3

         Consolidated Statement of Operations for the
         thirteen weeks ending March 28, 1999 (unaudited)
         and March 29, 1998 (unaudited)                             4

         Consolidated Statement of Cash Flows as of
         March 28, 1999 (unaudited)                                 5

         Consolidated Statement of Stockholders Equity
         (Deficit) as of March 28, 1999 (unaudited)                 6

         Notes to Consolidated Financial Statements (unaudited)     7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations           8-11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                         12

Item 2.  Changes in Securities                                     12

Item 3.  Defaults Upon Senior Securities                           12

Item 4.  Submission of Matters To A Vote Of Security Holders       12

Item 5.  Other Information                                         12

Item 6.  Subsequent Events                                         12

Item 7.  Exhibits and Reports on Form 8-K                          12

Signature Page                                                     13


                        PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Redheads, Inc, and subsidiaries
                         consolidated balance sheet

                                          March 28, 1999    December 27, 1998
                                            (unaudited)        (unaudited)

ASSETS

CURRENT ASSETS
  Cash                                               0                  0
  Accounts Receivable - Credit Cards            47,087             26,036
  Inventories                                   81,920             84,812
  Other Current Assets                         142,660             60,682
                                             ----------------------------
TOTAL CURRENT ASSETS                           271,667            171,531

  Fixed Assets                               1,286,584          1,349,017
  Other Assets                                 387,297            365,674
  Long Term Note Receivable                          0                  0
                                             ----------------------------
TOTAL LONG TERM ASSETS                       1,673,881          1,714,691

      TOTAL ASSETS                           1,945,548          1,886,222
                                             ============================

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Cash Overdraft                                56,311            210,955
  Trade accounts                             1,121,014            674,556
  Deferred Liabilities                          40,062             32,766
  Sales and payroll taxes payable              787,192            562,803
  Postpetition senior securred notes                 0                  0
  Loans Payable - Taxes                        443,237            443,237
  Reserves                                     101,539            101,539
  Accrued Expenses                             104,136            103,921
                                             ----------------------------
TOTAL CURRENT LIABILITIES                    2,653,492          2,129,776

Notes Payable                                  865,907            793,641
                                             ----------------------------

TOTAL LIABILITIES                            3,519,399          2,923,417

STOCKHOLDERS' EQUITY (DEFICIT)

  8% Cumulative Exchangeable $.001 par         125,000            125,000
   value; authorized - 1,017,000 shares;
   issued and outstanding - 16,666
   shares as of March 28, 1999
   and December 27, 1998
  12% Preferred stock - $.001 par value;
   authorized - 5,000,000 shares;              335,815            335,815
   issued and outstanding - 44,775
   shares as of March 28, 1999
   issued and outstanding - 44,775
   shares as of December 27, 1998

  Common stock - $.001 par value;
   authorized - 23,024,000 shares;               2,458              2,458
   issued and outstanding - 2,457,759
   shares as of March 28, 1999
   issued and outstanding - 2,457,759
   shares as of December 27, 1998

  Additional paid-in capital                 3,263,426          3,263,426
  Accumulated deficit                       (4,763,894)          (715,837)
  Accumulated deficit Current                 (536,656)        (4,048,058)
                                             ----------------------------
                                            (1,573,851)        (1,037,195)
                                             ----------------------------
  Plus:  subscriptions receivable                    0                  0
         Total Stockholders Equity          (1,573,851)        (1,037,195)
                                             ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                      1,945,548          1,886,222
                                             ============================


                       Redheads, Inc, and Subsidiaries
                    Consolidated Statement of Operations

                                    13 Weeks Ending             13 Weeks Ending
                                    March 28, 1999              March 29, 1998
                                      (unaudited)                 (unaudited)

SALES                                  1,886,746      100.00%      2,389,652      100.00%

COST OF SALES                            514,953       27.29%        730,166       30.56%
                                       ---------                   ---------

GROSS PROFIT                           1,371,792       72.71%      1,659,486       69.44%
                                       ---------                   ---------

OPERATING EXPENSES
  Labor costs                            804,431      42.64%         729,151       30.51%
  Occupancy costs                        262,918      13.94%         307,751       12.88%
  Other Operating Expense                477,888      25.33%         573,141       23.98%
  Depreciation                           140,486       7.45%         151,530        6.34%
                                       ---------                   ---------

      TOTAL OPERATING EXPENSES         1,685,723      89.35%       1,761,573       73.72%
                                       ---------                   ---------

LOSS FROM RESTAURANT OPERATIONS         (313,931)    -16.64%        (102,088)      -4.27%
                                       ---------                   ---------

  General and administrative
   expenses                              229,970      12.19%         204,619        8.56%
                                       ---------                   ---------

LOSS FROM OPERATIONS                    (543,900)    -28.83%        (306,706)     -12.83%
                                       ---------                   ---------

OTHER EXPENSE
  Interest income (expense)              (25,258)     -1.34%          (6,820)      -0.29%
  Other income (expense) net              32,503       1.72%         (35,447)      -1.48%
                                       ---------                   ---------

      TOTAL OTHER INCOME (EXPENSE)         7,245       0.38%         (42,267)      -1.77%
                                       ---------                   ---------

REORGANIZATION EXPENSE
  Professional fees                            0       0.00%         (88,116)      -3.69%
  Gain (loss) on disposal of assets            0       0.00%            (405)      -0.02%
                                               0       0.00%               0        0.00%
                                       ---------                   ---------

      TOTAL REORGANIZATION EXPENSE             0       0.00%         (88,522)      -3.70%
                                       ---------                   ---------

LOSS BEFORE EXTRAORDINARY ITEM          (536,656)    -28.44%        (437,495)     -18.31%

EXTRAORDINARY ITEM
  Forgiveness of Debt                          0       0.00%               0        0.00%

NET LOSS                                (536,656)    -22.46%        (437,495)     -18.31%
                                       =========                   =========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                    2,457,759                   2,386,439
                                       =========                   =========

INCOME (LOSS) PER COMMON SHARE             (0.22)                      (0.18)
                                       =========                   =========


                       Redheads, Inc, and Subsidiaries
                    Consolidated Statement of Cash Flows

                                                                  dec 27 98  mar 28 99


CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                    (536,656)
  Depreciation Amortization                                             140,486
  Decrease (Increase) In Inventory                                        2,892
  Decrease (Increase) In Other Current Assets And Accts. Rec.          (103,028)
  Decrease (Increase) In Other Assets                                   (21,623)
  Loss on conversion of asset                                                 0
  Restructuring Expense                                                       0
  Forgiveness Of Debt                                                         0
  Increase (Decrease) In Trade Accounts And Notes Payable
   And Accrued Expenses                                                 453,970
  Increase (Decrease) in Loans Payable                                        0
  Increase (Decrease) In Sales And Payroll Taxes Payable                224,390
                                                                       --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               160,430
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITY
  (Increase) Decrease in C.I.P. And Fixed Assets                        (78,052)
  Increase (Decrease) In Cash Due To/From Affiliated Co'S                     0
                                                                       --------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                             (78,052)
                                                                       --------

CASH FROM FINANCING ACTIVITY
  Increase (Decrease) In Long Term Debt                                  72,266
  Increase (Decrease) In Cash Overdraft                                (154,644)
  Change To Paid In Capital                                                   0
  Change To Preferred Cumulative Preferred                                    0
  Change To Preferred Stock Subscribed                                        0
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                             (82,378)
                                                                       --------

      Increase (Decrease) in Cash                                             0

Cash Beginning                                                                0
                                                                       --------

Cash Ending                                                                   0
                                                                       ========


                       Redheads, Inc, and Subsidiaries
           Consolidated Statement of Stockholders Equity (Deficit)

                                       TOTAL                                  PIC
                                    Stockholder  Preferred     Preferred   Preferred   Common   Paid-in   Preferred      Retained
                                       Equity      Stock       Stock 12%     Stock      Stock   Capital   Stock subs.    Earnings

BALANCE AT DECEMBER 28, 1997          3,029,026   125,000       315,815    2,401,813    2,386   499,849     400,000      (715,836)
STOCK FOR DEBT SETTLEMENT               176,587                                            68   176,519
STOCK FOR DEBT SETTLEMENT                 5,250                                             4     5,246
EQUITY PLACEMENT FEES                         0
RECORD PREFERRED STOCK TO
 TELEFERSCOT                                  0                  20,000      180,000                       (200,000)
NET INCOME JAN. TO Dec 1998          (4,048,058)                                                                       (4,048,058)
Converted to debt                      (200,000)                                                           (200,000)
                                              0
                                              0
                                     ---------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 27, 1998         (1,037,194)  125,000   0   335,815    2,581,813    2,458   681,614           0    (4,763,894)
                                     ============================================================================================
                                              0
                                              0
NET INCOME JAN. TO MARCH 1999          (536,656)                                                                         (536,656)
                                              0
                                              0
                                     ---------------------------------------------------------------------------------------------

BALANCE AT MARCH 28, 1999            (1,573,851)  125,000   0   335,815    2,581,813    2,458   681,614           0    (5,300,550)
                                     ============================================================================================


                       Redheads, Inc, and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (unaudited)

1.    Statement of Information Furnished

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 28, 1999 and March 29, 1998, the results of operations for the thirteen weeks ended March 28, 1999, and thirteen weeks ending March 28, 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 28, 1997.

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

2.    Income Taxes

       The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the thirteen weeks ended March 28, 1999. The Company's federal state and city tax returns have not yet been filed for the fifty two week period ending December 27, 1998. As of December 27, 1998 the Company had approximately $15,300,000 of net operating loss carry forwards expiring through 2011, available to face future federal income taxes.

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

(B)   Results of Operations

Results of Operations -The thirteen weeks ended March 28, 1999 as compared with the thirteen weeks ended March 29, 1998.

      Total revenues decreased $502,906 or 21.05% to $1,886,746 for the thirteen weeks ended March 28, 1999, from $2,389,652 for the thirteen weeks ended March 29, 1998. The decrease was attributable to the closure of the Levittown location.

      Food and beverage expense decreased $215,213 or 29.47% to $514,953 for the thirteen weeks ended March 28, 1999 from $730,166 for the thirteen weeks ended March 29, 1998. The decrease is attributable to the closure of the Levittown location.

      Restaurant labor and related expenses increased $75,280 or 10.32% to $804,431 for the thirteen weeks ended March 28, 1999, from $729,151 for the thirteen weeks ended March 29, 1998. The increase is attributable to the increase associated with the hiring of corporate chefs to upgrade the menu offerings.

      Restaurant occupancy expenses decreased $44,833 or 14.57% to $262,918 for the thirteen weeks ended March 28, 1999, from $307,751 for the thirteen weeks ended March 29, 1998. The decrease is attributable to the closure of the Levittown location.

      Other operating expenses decreased $95,253 to $477,888 for the thirteen weeks ended March 28, 1999, from $573,141 for the thirteen weeks ended March 29, 1998. The decrease is attributable to the closure of the Levittown location. Other operating expenses consist mainly of fixed costs such as utilities, royalties, insurance, repair & maintenance and other variable costs such as supplies and promotional items.

      Depreciation and Amortization decreased $11,045 or 7.29% to $140,486 for the thirteen weeks ended March 28, 1999, from $573,141 for the thirteen weeks ended March 29, 1998. The decrease is attributable to the closure of the Levittown location.

      General and administrative expenses increased $25,351 to $229,970 for the thirteen weeks ended March 28, 1999, from $204,618 for the thirteen weeks ended March 29, 1998. The increase is attributable to the hiring of a team of marketing professionals. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses.

      The Company's net loss from operations increased $99,161 or 22.67% to ($536,656) for the thirteen weeks ended March 28, 1999, from ($437,495) for
the thirteen weeks ended March 29, 1998.   The increase in the loss can be
attributable to a number of factors namely the increase in labor and administrative expenses.

(C)   Liquidity And Capital Resources

      Operating Activities. During the period December 28, 1998 through March 28, 1999 operations resulted in a loss of $536,656. The change in cash was $0. The company continued to operate utilizing current payables and debt financing in the form of 12% senior secured notes as financing.

      As of March 28, 1999, the Company had negative working capital of $2,3841,825, as compared to negative working capital of $1,958,245 as of December 27, 1998.

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

      Submission of Matters to a Vote of Security Holders tc \l1 "Submission of Matters to a Vote of Security Holders

Item 2.  Changes in Securities.

      None

Item 4.  Submission of Matters to a Vote of Security Holders.

      None

Item 5.  Other Information

      None

Item 6.  Subsequent Events

      During November 1998 the Kings Plaza Brooklyn, New York Red Robin was successfully converted to a Redheads Bistro/Bar.

Item 7.  Exhibits and Reports on Form 8-K

      (A)   Exhibits Filed

            None

      (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended March 28, 1999:

            None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Redheads, Inc,


Date:  March 21, 2000                  By:  s/ Charles O. Olson, Jr.
       --------------                       ------------------------
                                            Charles O. Olson, Jr.
                                            Chief Executive Officer