Form 10QSB
period 1999-06-27
REDHEADS INC /DE/
filed 2000-03-22
CIK 837596

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended       June 27, 1999
                                           -------------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                           Yes   [ ]      No   [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                     2,457,759 as of December 27, 1998.
                     ----------------------------------


                       Redheads, Inc, and Subsidiaries

                                    INDEX

PART I                      FINANCIAL INFORMATION

                                                                   Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 27, 1998
         (unaudited) and September 28, 1998 (Unaudited)                3

         Consolidated Statement of Operations for the thirteen
         weeks ending September 27, 1998 (unaudited) and
         September 28, 1997 (unaudited)                                4

         Consolidated Statement of Operations for the thirty-nine
         weeks ending September 27, 1998 (unaudited) and
         twenty-one weeks ending May 30, 1997 and eighteen weeks
         ending September 28, 1997 (unaudited)                         5

         Consolidated Statement of Cash Flows as of
         September 27, 1998 (unaudited)                                6

         Notes to Consolidated Financial Statements (unaudited)        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations              8-11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                             12

Item 2.  Changes in Securities                                         12

Item 3.  Defaults Upon Senior Securities                               12

Item 4.  Submission of Matters To A Vote Of Security Holders           12

Item 5.  Other Information                                             12

Item 6.  Subsequent Events                                             12

Item 7   Exhibits and Reports on Form 8-K                              12

Signature Page                                                         13


PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Redheads, Inc, and Subsidiaries
                         Consolidated Balance Sheet

                                                   June 27      December 27
                                                    1999           1998

ASSETS

CURRENT ASSETS
  Cash                                                    0              0
  Accounts Receivable - Credit Cards                 47,056         26,036
  Inventories                                        94,247         84,812
  Other Current Assets                              106,635         60,682
                                                  ------------------------
TOTAL CURRENT ASSETS                                247,939        171,531

  Fixed Assets                                    1,220,290      1,349,017
  Other Assets                                      344,398        365,674
  Long Term Note Receivable                               0              0
                                                  ------------------------
TOTAL LONG TERM ASSETS                            1,564,688      1,714,691

      TOTAL ASSETS                                1,812,627      1,886,222
                                                  ========================

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Cash Overdraft                                          0        210,955
  Trade accounts                                  1,071,246        674,556
  Deferred Liabilities                               19,579         32,766
  Sales and payroll taxes payable                 1,200,023        562,803
  Postpetition senior securred notes                      0              0
  Loans Payable - Taxes                             443,237        443,237
  Reserves                                          101,539        101,539
  Accrued Expenses                                   98,436        103,921
                                                  ------------------------
TOTAL CURRENT LIABILITIES                         2,934,061      2,129,776

  Notes Payable                                   1,163,896        793,641
                                                  ------------------------

      TOTAL LIABILITIES                           4,097,958      2,923,417

STOCKHOLDERS' EQUITY (DEFICIT)

  8% Cumulative Exchangeable $.001 par value;
   authorized - 1,017,000 shares;                   125,000        125,000
   issued and outstanding - 16,666
   shares as of June 27, 1999
   and December 27, 1998
  12% Preferred stock - $.001 par value;
   authorized - 5,000,000 shares;                   335,815        335,815
   issued and outstanding - 44,775
   shares as of June 27, 1999
   issued and outstanding - 44,775
   shares as of December 27, 1998
  Common stock - $.001 par value;
   authorized - 23,024,000 shares;                    2,458          2,458
   issued and outstanding - 2,457,759
   shares as of June 27, 1999
   issued and outstanding - 2,457,759
   shares as of December 27, 1998
  Additional paid-in capital                      3,263,426      3,263,426
  Accumulated deficit                            (4,763,894)      (715,837)
  Accumulated deficit Current                    (1,248,136)    (4,048,058)
                                                  ------------------------
                                                 (2,285,331)    (1,037,195)
                                                  ------------------------
TOTAL STOCKHOLDERS' EQUITY
  Plus:  subscriptions receivable                         0              0
  Total Stockholders Equity                      (2,285,331)    (1,037,195)
                                                  ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                           1,812,627      1,886,222
                                                  ========================


                       Redheads, Inc, and Subsidiaries
                    Consolidated Statement of Operations

                                        13 Weeks Ending             13 Weeks Ending
                                         June 27, 1999               June 28, 1998
                                          (unaudited)                 (unaudited)

SALES                                      2,037,536      100.00%      2,415,365      100.00%

COST OF SALES                                550,802       27.03%        692,125       28.66%
                                           ---------                   ---------

GROSS PROFIT                               1,486,734       72.97%      1,723,240       71.34%
                                           ---------                   ---------

OPERATING EXPENSES
  Labor costs                                833,474       40.91%        792,020       32.79%
  Occupancy costs                            276,600       13.58%        336,277       13.92%
  Other Operating Expense                    574,020       28.17%        543,365       22.50%
  Depreciation                               140,486        6.89%        153,940        6.37%
                                                            0.00%                       0.00%
                                           ---------                   ---------
      TOTAL OPERATING EXPENSES             1,824,579       89.55%      1,825,602       75.58%
                                           ---------                   ---------

LOSS FROM RESTAURANT OPERATIONS             (337,845)     -16.58%       (102,362)      -4.24%
                                           ---------                   ---------

  General and administrative expenses        276,792       13.58%        299,819       12.41%
                                           ---------                   ---------

LOSS FROM OPERATIONS                        (614,637)     -30.17%       (402,181)     -16.65%
                                           ---------                   ---------

OTHER INCOME (EXPENSE)
  Interest expense                           (31,317)      -1.54%        (12,250)      -0.51%
  Other income (expense) net                 (65,526)      -3.22%          2,137        0.09%
                                           ---------                   ---------

      TOTAL OTHER INCOME (EXPENSE)           (96,843)      -4.75%        (10,113)      -0.42%

REORGANIZATION EXPENSE
  Professional fees                                0        0.00%       (100,500)      -4.16%
  Gain loss on disposal of assets                  0        0.00%              0        0.00%
  Forgiveness of Debt                               0        0.00%        176,586        7.31%
                                           ---------                   ---------

      TOTAL REORGANIZATION  EXPENSE                0        0.00%         76,086        3.15%
                                           ---------                   ---------

      NET LOSS                              (711,480)     -34.92%       (336,208)     -13.92%
                                           =========                   =========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                        2,457,759                   2,235,743

INCOME (LOSS) PER COMMON SHARE                 (0.29)                      (0.15)


                       Redheads, Inc, and Subsidiaries
                    Consolidated Statement of Operations

                                              YTD                         YTD
                                         June 27, 1999               June 28, 1998
                                          (unaudited)                 (unaudited)

SALES                                      3,924,282      100.00%      4,805,017      100.00%

COST OF SALES                              1,065,755       27.16%      1,422,291       29.60%
                                           ---------                   ---------

GROSS PROFIT                               2,858,527       72.84%      3,382,726       70.40%
                                           ---------                   ---------

OPERATING EXPENSES
  Labor costs                              1,637,905       41.74%      1,521,171       31.66%
  Occupancy costs                            539,518       13.75%        644,028       13.40%
  Other Operating Expense                  1,051,908       26.81%      1,139,618       23.72%
  Depreciation                               280,971        7.16%        322,310        6.71%
                                           ---------                   ---------

      TOTAL OPERATING EXPENSES             3,510,303       89.45%      3,627,127       75.49%
                                           ---------                   ---------

LOSS FROM RESTAURANT OPERATIONS             (651,776)     -16.61%       (244,401)      -5.09%
                                           ---------                   ---------

  General and administrative expenses        506,762       12.91%        408,238        8.50%
                                           ---------                   ---------

LOSS FROM OPERATIONS                      (1,158,538)     -29.52%       (652,640)     -13.58%
                                           ---------                   ---------

OTHER EXPENSE
  Interest expense                           (56,575)      -1.44%        (19,070)      -0.40%
  Other expense net                          (33,023)      -0.84%        (80,557)      -1.68%
                                           ---------                   ---------

      TOTAL OTHER EXPENSE                    (89,598)      -2.28%        (99,627)      -2.07%
                                           ---------                   ---------

REORGANIZATION EXPENSE
  Professional fees                                0        0.00%       (197,616)      -4.11%
  Gain loss on disposal of assets                  0        0.00%           (405)      -0.01%
  Forgivness of Debt                               0        0.00%              0        0.00%
                                           ---------                   ---------

      TOTAL REORGANIZATION EXPENSE                 0        0.00%       (198,022)      -4.12%
                                           ---------                   ---------

LOSS BEFORE EXTRAORDINARY ITEM            (1,248,136)     -31.81%       (950,288)     -19.78%

EXTRAORDINARY ITEM
  Forgiveness of Debt                              0        0.00%              0        0.00%

NET LOSS                                  (1,248,136)     -25.98%       (950,288)     -19.78%
                                           =========                   =========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                        2,457,759                   2,386,439
                                           =========                   =========

INCOME (LOSS) PER COMMON SHARE                 (0.51)                      (0.40)
                                           =========                   =========


                       Redheads, Inc, and Subsidiaries
                    Consolidated Statement of Cash Flows


                                                           Mar 28 99  Jun 28 99

CASH FLOW FROM OPERATING ACTIVITY
  Net Income (Loss)                                             (711,480)
  Depreciation Amortization                                      280,971
  Decrease (Increase) In Inventory                               (12,327)
  Decrease (Increase) In Other Current Assets
   And Accts. Rec.                                                36,056
  Decrease (Increase) In Other Assets                             42,899
  Loss on conversion of asset                                          0
  Restructuring Expense                                                0
  Forgiveness Of Debt                                                  0
  Increase (Decrease) In Trade Accounts And Notes Payable
   And Accrued Expenses                                          (75,951)
  Increase (Decrease) In Loans Payable                                 0
  Increase (Decrease) In Sales And Payroll Taxes Payable         412,831
                                                                 -------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                      (27,001)
                                                                 -------

CASH FLOW FROM INVESTING ACTIVITY
  (Increase) Decrease In C.I.P. And Fixed Assets                (214,677)
  Increase (Decrease) In Cash Due To/From Affiliated Co'S              0
                                                                 -------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                     (214,677)
                                                                 -------

CASH FLOW FROM FINANCING ACTIVITY
  Increase (Decrease) In Long Term Debt                          297,988
  Increase (Decrease) In Cash Overdraft                          (56,310)
  Change To Paid In Capital                                            0
  Change To Preferred Cumulative Preferred                             0
  Change To Preferred Stock Subscribed                                 0
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                      241,678
                                                                 -------

  Increase (Decrease) In Cash                                          0

Cash Beginning                                                         0
                                                                 -------

Cash Ending                                                            0
                                                                 =======


                       REDHEADS, INC, AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

                                     TOTAL                                          PIC
                                   Stockholder  Preferred  Preferred  Preferred  Preferred  Common  Paid-in  Preferred    Retained
                                     Equity       Stock    Stock/LEV  Stock/MRI    Stock    Stock   Capital  Stock subs.  Earnings

BALANCE AT DECEMBER 28, 1997        3,029,026    125,000               315,815   2,401,813   2,386  499,849   400,000     (715,836)
STOCK FOR DEBT SETTLEMENT             176,587                                                   68  176,519
STOCK FOR DEBT SETTLEMENT               5,250                                                    4    5,246
EQUITY PLACEMENT FEES                       0
RECORD PREFERRED STOCK TO
 TELEFERSCOT                                0                           20,000     180,000                   (200,000)
NET INCOME JAN. TO Dec 1998        (4,048,058)                                                                          (4,048,058)
Converted to debt                    (200,000)                                                               (200,000)
                                            0
                                            0
                                   ------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 27, 1998       (1,037,195)  125,000        0       335,815   2,581,813   2,458   681,614        0   (4,763,894)
                                   ===============================================================================================
                                            0
                                            0
NET INCOME JAN. TO MARCH 1999        (536,656)                                                                            (536,656)
                                            0
                                            0
                                   ------------------------------------------------------------------------------------------------
BALANCE AT MARCH 28, 1999          (1,573,850)  125,000        0       335,815   2,581,813   2,458   681,614        0   (5,300,550)
                                   ===============================================================================================
                                            0
                                            0
NET INCOME  MARCH  TO JUNE 1999      (711,480)                                                                            (711,480)
                                            0
                                            0
                                   ------------------------------------------------------------------------------------------------
BALANCE AT JUNE 27, 1999           (2,285,331)  125,000        0       335,815   2,581,813   2,458   681,614        0   (6,012,030)
                                   ===============================================================================================


                       Redheads, Inc, and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (unaudited)

1.    Statement of Information Furnished

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 27, 1999 and June 28, 1998, the results of operations for the thirteen and twenty-six weeks ended June 27, 1999, thirteen and twenty-six weeks ending
 June 28, 1998, and the cash flows for the twenty-six weeks ended June 27, 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 27, 1998.

      Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 27, 1998.

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

      (B)   Results of Operations

      Results of Operations -The thirteen weeks ended June 27, 1999 as compared with the thirteen weeks ended June 28, 1998.

      Total revenues decreased $377,829 or 16.0% to $2,037,536 for the thirteen weeks ended June 27, 1999, from $2,415,365 for the thirteen weeks ended June 28, 1998. The decrease was attributable to the closure of the Levittown location.

      Food and beverage expense decreased $141,323 or 20% to $550,802 for the thirteen weeks ended June 27, 1999 from $692,125 for the thirteen weeks ended June 28, 1998. The decrease was attributable to the closure of the Levittown location.

      Restaurant labor and related expenses increased $41,454 or 5% to $833,474 for the thirteen weeks ended June 27, 1999, from $792,020 for the thirteen weeks ended June 28, 1998. The increase is attributable to the increase associated with the hiring of corporate chefs to upgrade the menu offerings.

      Restaurant occupancy expenses decreased $59,677 or 18% to $276,600 for the thirteen weeks ended June 27, 1999, from $336,277 for the thirteen weeks ended June 28, 1998. The decrease is attributable to the closure of the Levittown location.

      Other operating expenses increased $30,655 to $574,020 for the thirteen weeks ended June 27, 1999, from $543,365 for the thirteen weeks ended June 28, 1998. This was attributable to the increase associated with marketing and advertising which began in the second quarter of 1999. Other operating expenses consist mainly of fixed costs such as utilities, advertising, insurance, repair & maintenance and other variable costs such as supplies and promotional items.

      Depreciation and Amortization decreased $13,454 or 9% to $140,486 for the thirteen weeks ended June 27, 1999, from $153,940 for the year ended June 28, 1998. The decrease is attributable to the closure of the Levittown location.

      General and administrative expenses decreased $23,027 to $276,792 for the thirteen weeks ended June 27, 1999, from $299,819 for the thirteen weeks ended June 28, 1998. The decrease is attributable to the reduction of administrative staff. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses.

      The Company's net loss from operations increased $212,456 or 53% to $614,637 for the thirteen weeks ended June 27, 1999, from $402,181 for the thirteen weeks ended June 28, 1998. Net operating loss as a percentage of revenues increased 13 percentage points to 30% from 17%, in the respective periods. The increase in the loss can be attributable to a number of factors namely increased marketing expenditures, labor and administrative expenses.

Results of Operations -The twenty-six weeks ended
 June 27, 1999 as compared with the twenty-six weeks ended June 28 1998.

      Total revenues decreased $880,734 or 18% to $3,924,282 for the twenty-six weeks ended June 27, 1999, from $4,805,017 for the twenty-six weeks ended June 28, 1998. The decrease was attributable to the closure of the Levittown location.

      Food and beverage expense decreased $356,536 or 25% to $1,065,755 for the twenty-six weeks ended June 27, 1999 from $1,422,291 for the twenty-six weeks ended June 28, 1998. The decrease was attributable to the closure of the Levittown location.

      Restaurant labor and related expenses increased $116,734 or 8% to $1,637,905 for the twenty-six weeks ended June 27, 1999, from $1,521,171 for the twenty-six weeks ended June 28, 1998. The increase is attributable to the increase associated with the hiring of corporate chefs to upgrade the menu offerings.

      Restaurant occupancy expenses decreased $104,509 or 16% to $539,518 for the twenty-six weeks ended June 27, 1999, from $644,028 for the twenty-six weeks ended June 28, 1998. This was attributable to the closure of the Levittown location.

      Other operating expenses decreased $87,710 or 8.0% to $1,051,908 for the twenty-six weeks ended June 27, 1999, from $1,139,618 for the twenty-six weeks ended June 28, 1998. This was attributable to the increase associated with marketing and advertising which began in the second quarter of 1999. Other operating expenses consist mainly of fixed costs such as utilities, advertising, insurance, repair & maintenance and other variable costs such as supplies and promotional items.

      Depreciation decreased $41,339 or 12.8% to $280,971 for the twenty-six weeks ended June 27, 1999, from $322,310 for the year ended June 28, 1998. The decrease is attributable to the closure of the Levittown location.

      General and administrative expenses increased $98,523 or 24% to $506,762 for the twenty-six weeks ended June 27, 1999, from $408,238 for the twenty-six weeks ended June 28, 1998. The increase is attributable to the hiring of a team of marketing professionals. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses.

      The Company's net loss from operations increased $505,898 or 78% to $1,158,538 for the twenty-six weeks ended June 27, 1999, from $652,640 for the twenty-six weeks ended June 28, 1998. Net operating loss as a percentage of revenues increased 16 percentage points to 30% from 14%, in the respective periods. The increase in the loss can be attributable to a number of factors namely increased marketing expenditures, labor and administrative expenses.

      (C)  Liquidity And Capital Resources

      Operating Activities. During the quarter end June 27, 1999 operations resulted in a loss of $711,480. The change in cash was $0. The company continued to operate utilizing current payables and debt financing in the form of 12% senior secured notes as financing.

      As of June 27, 1999, the Company had negative working capital of $2,686,077, as compared to negative working capital of $1,958,245 as of December 27, 1998.

      The Company does not have trade accounts receivable, since sales are for cash or by credit card receipts, which are usually paid within one week.
 The Company does not maintain substantial inventories due to the relatively brief shelf life and frequent turnover of food products and liquor. The restaurants receive deliveries of food not less frequently than every other day and deliveries of liquor several times each week

      The Company's current leases require, and future leases may require, the Company to pay taxes, maintenance, insurance, repairs and utility costs which are also subject to inflation, and in addition, some leases contain, and future leases may contain, escalations of annual rentals based upon limited increases in specific cost-of-living indices, none of which are controllable by the Company.

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

      None

Item 6.  Subsequent Events

      During November 1998 the Kings Plaza Brooklyn, New York Red Robin was successfully converted to a Redheads Bistro/Bar.

Item 7.  Exhibits and Reports on Form 8-K

      (A)  Exhibits Filed

            None

      (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended June 27, 1999:

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