Form 10QSB
period 1999-09-26
REDHEADS INC /DE/
filed 2000-03-22
CIK 837596

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended    September 26, 1999
                                              ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) EXCHANGE ACT
        For the transition period from____________to_________________

                       Commission file number 0-17975
                                              -------

                               Redheads, Inc.
         -----------------------------------------------------------
         (Exact name of business issuer as specified in its charter)

                             Delaware 95-4169432
              ------------------------------------------------
                (State or other jurisdiction of incorporation
              or organization(IRS Employer Identification No.)

           Fifty South Buckhout Street, Irvington, New York 10533
           ------------------------------------------------------
                  (Address of principal executive offices)

                               (914) 591-4444
                         ---------------------------
                         (Issuer's telephone number)

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


                       Redheads, Inc, AND SUBSIDIARIES

                                    INDEX

PART I                      FINANCIAL INFORMATION


                                                                                         Page No.
                                                                                         --------

Item 1.          Financial Statements

                 Consolidated Balance Sheet as of September 26,1999 (unaudited)
                 and September 28, 1998  (Unaudited)                                         3

                 Consolidated Statement of Operations for the thirteen weeks ending
                 September 26,1999 (unaudited) and September 27,1998 (unaudited)             4

                 Consolidated Statement of Operations for the thirty-nine weeks ending
                 September 26,1999 (unaudited) and September 27,1998 (unaudited)             5

                 Consolidated Statement of Cash Flows as of September 26,1999 (unaudited)    6

                 Notes to Consolidated Financial Statements (unaudited)                      7

Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                                            8-11

PART II    OTHER INFORMATION

Item 1.          Legal Proceedings                                                          12

Item 2.          Changes in Securities                                                      12

Item 3.          Defaults Upon Senior Securities                                            12

Item 4.          Submission of Matters To A Vote Of Security Holders                        12

Item 5.          Other Information                                                          12

Item 6.          Subsequent Events                                                          12

Item 7           Exhibits and Reports on Form 8-K                                           12

Signature Page                                                                              13



                        PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

                       REDHEADS, INC, AND SUBSIDIARIES
                       -------------------------------
                         CONSOLIDATED BALANCE SHEET
                         --------------------------


                                                                                September 26    December 27
                                                                                   1999            1998
                                                                                ------------    -----------

ASSETS
CURRENT ASSETS
  Cash                                                                                   0               0
  Accounts Receivable - Credit Cards                                                45,681          26,036
  Inventories                                                                       97,491          84,812
  Other Current Assets                                                              92,061          60,682
                                                                                --------------------------
TOTAL CURRENT ASSETS                                                               235,234         171,531

  Fixed Assets                                                                   1,134,607       1,349,017
  Other Assets                                                                     301,499         365,674
  Long Term Note Receivable                                                              0               0
                                                                                --------------------------
TOTAL LONG TERM ASSETS                                                           1,436,107       1,714,691

      TOTAL ASSETS                                                               1,671,341       1,886,222
                                                                                ==========================

      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Cash Overdraft                                                                         0         210,955
  Trade accounts                                                                 1,273,918         674,556
  Deferred Liabilities                                                              63,388          32,766
  Sales and payroll taxes payable                                                1,567,760         562,803
  Postpetition senior securred notes                                                     0               0
  Loans Payable - Taxes                                                            443,237         443,237
  Reserves                                                                         101,539         101,539
  Accrued Expenses                                                                 101,569         103,921
                                                                                --------------------------
TOTAL CURRENT LIABILITIES                                                        3,551,411       2,129,776

  Notes Payable                                                                  1,301,116         793,641
                                                                                --------------------------
TOTAL LIABILITIES                                                                4,852,527       2,923,417

STOCKHOLDERS' EQUITY (DEFICIT)

  8% Cumulative Exchangeable $.001 par value; authorized - 1,017,000 shares;       125,000         125,000
   issued and outstanding - 16,666 shares as of September 26, 1999                                       0
   and December 27, 1998                                                                                 0
  12% Preferred stock - $.001 par value; authorized - 5,000,000 shares;            335,815         335,815
   issued and outstanding - 44,775  shares as of September 26, 1999                                      0
   issued and outstanding - 44,775  shares as of December 27, 1998                                       0
  Common stock - $.001 par value; authorized - 23,024,000 shares;                    2,458           2,458
   issued and outstanding - 2,836  shares as of March 29, 1998

  Additional paid-in capital                                                     3,263,426       3,263,426
  Accumulated deficit                                                           (4,763,894)       (715,837)
  Accumulated deficit Current                                                   (2,143,991)     (4,048,058)
                                                                                --------------------------
                                                                                (3,181,186)     (1,037,195)
                                                                                --------------------------
TOTAL STOCKHOLDERS' EQUITY
  Plus:  subscriptions receivable                                                        0               0
  Total Stockholders Equity                                                     (3,181,186)     (1,037,195)
                                                                                --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       1,671,341       1,886,222
                                                                                ==========================



                       REDHEADS, INC, AND SUBSIDIARIES
                       -------------------------------
                    CONSOLIDATED STATEMENT OF OPERATIONS
                    ------------------------------------


                                               13 Weeks Ending          13 Weeks Ending
                                               Sept 26, 1999             Sept 27, 1998
                                                 (unaudited)              (unaudited)
                                            ---------------------    ---------------------

SALES                                       1,870,739     100.00%    2,093,681     100.00%

COST OF SALES                                 734,884      39.28%      624,902      29.85%
                                            ---------                ---------
GROSS PROFIT                                1,135,855      60.72%    1,468,779      70.15%
                                            ---------                ---------

OPERATING EXPENSES
  Labor costs                                 751,790      40.19%      717,787      34.28%
  Occupancy costs                             265,365      14.19%      341,263      16.30%
  Other Operating Expense                     517,120      27.64%      623,012      29.76%
  Depreciation                                140,486       7.51%      204,460       9.77%
                                                            0.00%                    0.00%
                                            ---------                ---------
  TOTAL OPERATING EXPENSES                  1,674,760      89.52%    1,886,522      90.11%
                                            ---------                ---------

LOSS FROM RESTAURANT OPERATIONS              (538,905)    -28.81%     (417,742)    -19.95%
                                            ---------                ---------
  General and administrative expenses         281,846      15.07%      171,206       8.18%
                                            ---------                ---------
LOSS FROM OPERATIONS                         (820,751)    -43.87%     (588,949)    -28.13%
                                            ---------                ---------

OTHER INCOME (EXPENSE)
  Interest expense                            (36,106)     -1.93%      (11,925)     -0.57%
  Other income (expense) net                  (38,998)     -2.08%        9,017       0.43%
                                            ---------                ---------
  TOTAL OTHER INCOME (EXPENSE)                (75,104)     -4.01%       (2,908)     -0.14%

REORGANIZATION EXPENSE
  Professional fees                                 0       0.00%      (27,755)       ERR
  Gain loss on disposal of assets                   0       0.00%            0       0.00%
  Forgivness of Debt                                0       0.00%            0       0.00%
                                                    0       0.00%            0       0.00%
                                            ---------                ---------
  TOTAL REORG  EXPENSE                              0       0.00%      (27,755)     -1.33%
                                            ---------                ---------
  NET LOSS                                   (895,855)    -47.89%     (619,611)    -29.59%
                                            =========                =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                2,457,759                2,386,439

INCOME (LOSS) PER COMMON SHARE                  (0.36)                   (0.26)



                       REDHEADS, INC, AND SUBSIDIARIES
                       -------------------------------
                    CONSOLIDATED STATEMENT OF OPERATIONS
                    ------------------------------------


                                                      YTD                       YTD
                                                 Sept 26, 1999             Sept 27, 1998
                                                  (unaudited)               (unaudited)
                                            ----------------------    ----------------------

SALES                                        5,795,021     100.00%     6,898,698     100.00%

COST OF SALES                                1,800,639      31.07%     2,046,096      29.66%
                                            ----------                ----------
GROSS PROFIT                                 3,994,382      68.93%     4,852,602      70.34%
                                            ----------                ----------

OPERATING EXPENSES
  Labor costs                                2,389,695      41.24%     2,238,958      32.45%
  Occupancy costs                              804,883      13.89%       985,291      14.28%
  Other Operating Expense                    1,569,028      27.08%     1,721,334      24.95%
  Depreciation                                 421,457       7.27%       493,090       7.15%
                                            ----------                ----------
  TOTAL OPERATING EXPENSES                   5,185,063      89.47%     5,438,673      78.84%
                                            ----------                ----------

LOSS FROM RESTAURANT OPERATIONS             (1,190,681)    -20.55%      (586,070)     -8.50%
                                            ----------                ----------
  General and administrative expenses          788,608      13.61%       747,731      10.84%
                                            ----------                ----------
LOSS FROM OPERATIONS                        (1,979,289)    -34.15%    (1,333,802)    -19.33%
                                            ----------                ----------

OTHER INCOME (EXPENSE)
  Interest expense                             (92,681)     -1.60%       (30,995)     -0.45%
  Other income (expense) net                   (72,020)     -1.24%        11,267       0.16%
                                            ----------                ----------
  TOTAL OTHER INCOME (EXPENSE)                (164,702)     -2.84%       (19,728)     -0.29%
                                            ----------                ----------

REORGANIZATION EXPENSE
  Professional fees                                  0       0.00%       (21,031)     -0.30%
  Gain loss on disposal of assets                    0       0.00%       (18,754)     -0.27%
  Forgivness of Debt                                 0       0.00%             0       0.00%
                                            ----------                ----------
  TOTAL REORGANIZATION EXPENSE                       0       0.00%       (39,785)     -0.58%
                                            ----------                ----------

LOSS BEFORE EXTRAORDINARY ITEM              (2,143,991)    -37.00%    (1,393,314)    -20.20%

EXTRAORDINARY ITEM
  Forgivness of Debt                                 0       0.00%             0       0.00%

NET LOSS                                    (2,143,991)    -31.08%    (1,393,314)    -20.20%
                                            ==========                ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                 2,457,759                 2,386,439
                                            ===============================================

INCOME (LOSS) PER COMMON SHARE                   (0.87)                    (0.58)
                                            ===============================================



                       REDHEADS, INC, AND SUBSIDIARIES
                       -------------------------------
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                    ------------------------------------


                                                                 Jun 27 99  Sep 26 99
                                                                 --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                    (895,855)
  Depreciation Amortization                                             421,457
  Decrease (Increase) In Inventory                                       (3,244)
  Decrease (Increase) In Other Current Assets And Accts. Rec.            15,949
  Decrease (Increase) In Other Assets                                    42,899
  Loss on conversion of asset                                                 0
  Restructuring Expense                                                       0
  Forgivness Of Debt                                                          0
  Increase (Decrease) In Trade Accounts And Notes Payable
   And Accrued Expenses                                                 249,612
  Increase (Decrease) In Loans Payable                                        0
  Increase (Decrease) In Sales And Payroll Taxes Payable                367,737
                                                                       --------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                             198,555
                                                                       --------

CASH FLOW FROM INVESTING ACTIVITY
  (Increase) Decrease In C.I.P. And Fixed Assets                       (335,775)
  Increase (Decrease) In Cash Due To/From Affiliated Co'S                     0
                                                                       --------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                            (335,775)
                                                                       --------

CASH FLOW FROM FINANCING ACTIVITY
  Increase (Decrease) In Long Term Debt                                 137,219
  Increase (Decrease) In Cash Overdraft                                       0
  Change To Paid In Capital                                                   0
  Change To Preferred Cumulative Preferred                                    0
  Change To Preferred Stock Subscribed                                        0
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                             137,219
                                                                       --------

  Increase (Decrease) In Cash                                                 0

Cash Beginning                                                                0
                                                                       --------

Cash Ending                                                                   0
                                                                       ========


                       REDHEADS, INC, AND SUBSIDIARIES
                       -------------------------------
           CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
           -------------------------------------------------------

BALANCE AT DECEMBER 27, 1998     (1,037,195)    40,000    85,000    335,815    2,581,813    2,458    681,614    0      (4,763,895)
                                 ================================================================================================
                                          0
                                          0
NET INCOME JAN. TO MARCH 1999      (536,656)                                                                             (536,656)
                                          0
                                          0
                                 ------------------------------------------------------------------------------------------------
BALANCE AT MARCH 28, 1999        (1,573,851)    40,000    85,000    335,815    2,581,813    2,458    681,614    0      (5,300,550)
                                 ================================================================================================
                                          0
                                          0
NET INCOME MARCH TO JUNE 1999      (711,480)                                                                             (711,480)
                                          0
                                          0
                                 ------------------------------------------------------------------------------------------------
BALANCE AT JUNE 27, 1999         (2,285,331)    40,000    85,000    335,815    2,581,813    2,458    681,614    0      (6,012,031)
                                          0
                                          0
NET INCOME JUNE TO SEPT. 1999      (895,855)                                                                             (895,855)
                                          0
                                          0
                                 ------------------------------------------------------------------------------------------------
BALANCE AT SEPT 26, 1999         (3,181,187)    40,000    85,000    335,815    2,581,813    2,458    681,614    0      (6,907,886)
                                 ================================================================================================



                       REDHEADS, INC, AND SUBSIDIARIES
                       -------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (UNAUDITED)
                                 -----------

1.    Statement of Information Furnished

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 26, 1999 and September 27, 1998, the results of operations for the thirteen and thirty-nine weeks ended September 26, 1999, thirteen and thirty nine weeks ending September 27, 1998, and the cash flows for the thirteen weeks ended September 26, 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 27, 1998.

      Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 27,1998.

      Interim results of operations are not necessarily indicative of the results to be expected for a full year.

2.    Income Taxes

      The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the thirteen weeks ended September 27, 1998. The Company's federal state and city tax returns have not yet been filed for the fifty two week period ending December 27, 1998

      As of December 28, 1997 the Company had approximately $15,300,000 of net operating loss carry forwards expiring through 2011, available to face future federal income taxes.

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

      Total revenues decreased $222,943 or 11.0% to $1,870,739 for the thirteen weeks ended September 27, 1998, from $2,093,681 for the thirteen weeks ended September 28, 1997. The decrease is attributable to the closure of the Levittown location.

      Food and beverage expense increased $109,982 or 18.% to $734,884 for the thirteen weeks ended September 27, 1998 from $624,902 for the thirteen weeks ended September 28, 1997. The increase is attributable to the increased cost of the new menus introduced by the corporate chefs.

      Restaurant labor and related expenses increased $34,003 or 4.7% to $751,790 for the thirteen weeks ended September 27, 1998, from $717,787 for the thirteen weeks ended September 28, 1997. The increase is attributable to the increase associated with the hiring of corporate chefs to upgrade the menu offerings.

      Restaurant occupancy expenses decreased $75,898 or 22% to $265,365 for the thirteen weeks ended September 27, 1998, from $341,263 for the thirteen weeks ended September 28, 1997. The decrease is attributable to the closure of the Levittown location.

      Other operating expenses decreased $105,893 to $517,120 for the thirteen weeks ended September 27, 1998, from $623,012 for the thirteen weeks ended September 28, 1997. The decrease is attributable to the closure of the Levittown location. Other operating expenses consist mainly of fixed costs such as utilities, royalties, insurance, repair & maintenance and other variable costs such as supplies and promotional items.

      Depreciation and Amortization decreased $63,974 or 15% to $140,486 for the thirteen weeks ended September 27, 1998, from $204,460 for the year ended September 28, 1997. The decrease is attributable to the closure of the Levittown location.

      General and administrative expenses increased $110,640 to $281,846 for the thirteen weeks ended September 27, 1998, from $171,206 for the thirteen weeks ended September 28, 1997. The increase is attributable to the hiring of a team of marketing professionals. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses.

      The Company's net loss from operations increased $231,802 or 58.0% to ($820,751) for the thirteen weeks ended September 27, 1998, from ($588,949) for the thirteen weeks ended September 28, 1997. Net operating loss as a percentage of revenues increased 16 percentage points to 44% from 28%, in the respective periods. The increase in the loss can be attributable to a number of factors namely increased marketing expenditures, labor and administrative expenses.

Results of Operations -The thirty-nine weeks ended September 27, 1998 as compared with thirty-nine weeks ended September 28, 1997.

      Total revenues decreased $1,103,677 or 16% to $5,795,021 for the thirty-nine weeks ended September 27, 1998, from $6,898,698 for the twenty-one weeks ended May 30, 1997 and eighteen weeks ended September 28, 1997. The decrease is attributable to the closure of the Levittown location.

      Food and beverage expense decreased $249,457 or 12% to $1,800,639 for the thirty-nine weeks ended September 27, 1998 from $2,046,096 for the thirty-nine weeks ended September 28, 1997. The decrease is attributable to the closure of the Levittown location.

      Restaurant labor and related expenses decreased $150,737 or 7% to $2,389,695 for the thirty-nine weeks ended September 27, 1998, from $2,238,958 for the thirty-nine weeks ended September 28, 1997. The increase is attributable to the increase associated with the hiring of corporate chefs to upgrade the menu offerings.

      Restaurant occupancy expenses decreased $180,408 or 18% to $804,883 for the thirty-nine weeks ended September 27, 1998, from $985,291 for the thirty-nine weeks ended September 28, 1997. The decrease is attributable to the closure of the Levittown location.

      Other operating expenses decreased $152,307 or 9% to $1,569,028 for the thirty-nine weeks ended September 27, 1998, from $1,721,334 for the thirty-nine weeks ended September 28, 1997. The decrease is attributable to the closure of the Levittown location. Other operating expenses consist mainly of fixed costs such as utilities, royalties, insurance, repair & maintenance and other variable costs such as supplies and promotional items.

      Depreciation and Amortization decreased $71,633 or 15% to $421,457 for the thirty-nine weeks ended September 27, 1998, from $493,090 for the year ended September 28, 1997. The decrease is attributable to the closure of the Levittown location.

      General and administrative expenses increased $40,877 to $788,608 for the thirty-nine weeks ended September 27, 1998, from $747,731 for the thirty-nine weeks ended September 28, 1997. The increase is attributable to the hiring of a team of marketing professionals. General and administrative expenses consist of, among other things, executive salaries, other administrative compensation, corporate office rent and corporate overhead expenses.

      The Company's net loss from operations increased $645,487 or 48% to ($1,979,289) for the thirty-nine weeks ended September 27, 1998, from ($1,333,802) for the thirty-nine weeks ended September 28, 1997. Net operating loss as a percentage of revenues increased 15 percentage points to
34% from 19%, in the respective periods.    The increase in the loss can be
attributable to a number of factors namely increased marketing expenditures, labor and administrative expenses.

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

                                       Redheads, Inc,



Date:  March 21, 2000                  By:  s/ Charles O. Olson, Jr.
       --------------                       -------------------------
                                               Charles O. Olson, Jr.
                                               Chief Executive Officer