Form 10KSB
period 1999-12-26
REDHEADS INC /DE/
filed 2000-06-21
CIK 837596

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB
                                 (Mark One)

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from December 27, 1998 to December 26, 1999
                       Commission File Number 0-17975
                       ------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [x].

Registrant's revenues for the most recent calendar year:  $ 7,799,756.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 26, 1999 was $543,404 (based on 869,447 shares held by non-affiliates and the closing price of the stock at December 26, 1999.)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes [x]    No [ ]

As of March 17, 2000, the Registrant had 2,457,759 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business format check one    [ ] yes    [x] no

Documents Incorporated by Reference:  None.


                              TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART I                                                                   3

Item 1.    Description of the Business                                   3

Item 2.    Description of Properties                                    10

Item 3.    Legal Proceedings                                            11

Item 4.    Submission of Matters to a Vote of Security Holders          12

PART II                                                                 13

Item 5.    Market for Common Equity and Related Stockholder Matters     13

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          17

Item 7.    Financial Statements                                         26

Item 8.    Changes in And Disagreements With Accountants on
           Accounting And Financial Disclosure                          26

PART III                                                                27

Item 9.    Directors and Executive Officers of the Registrant           27

Item 10.   Executive Compensation                                       29

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management                                                   31

Item 12.   Certain Relationships and Related Transactions               32

Item 13.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                  33

SIGNATURES                                                              35

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


Item 1.    Description of the Business

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

      On May 30, 1997 (the "Plan Effective Date"), the Second Amended Plan of Reorganization for the Company and its subsidiaries (the "Plan"), which was confirmed by court order dated December 30, 1996, became effective. In connection with its reorganization, the Company caused its name to be changed to "Redheads, Inc." and its Certificate of Incorporation and By-Laws to be amended and restated. In addition, the Plan caused all equity securities issued prior to the Plan Effective Date to be canceled and extinguished. Under the Plan, the Company issued on the Plan Effective Date a total of 2,235,743 shares of Common Stock and 28,775 shares of Series A 12% Cumulative Convertible Preferred Stock to certain claimants entitled to distributions under the Plan. Pursuant to the Plan certain subsidiaries also issued preferred stock to certain claimants. See "Item 5-Market for Common Equity and Related Stockholder Matters."

      Subsequently, in June, 1997, the Company purchased the "Redheads Bistro/Bar" concept and one operating Redheads Bistro/Bar restaurant located in Middletown, New Jersey. For additional discussion of the terms of the purchase of the Redheads concept and the Plan, see "Item 1. Business-The Redheads Purchase" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

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

      While operating under Chapter 11 the Company ceased operations at all of its restaurants in the Washington, D.C. metropolitan area and two of its restaurants in the New York metropolitan area. At the end of 1998 the Company owned and operated five restaurants under the name "Redheads Bistro/Bar." On January 10, 1999, the Company halted operations of the Redheads Bistro/Bar restaurant located in Levittown, New York. The company currently owns and operates four "Redheads Bistro/Bar" locations.

      In September of 1996, the Company began redirecting its strategic focus towards development, ownership, and operation of a multi-unit, mid-scale, casual dining concept operating under the name Redheads Bistro/Bar. The company acquired rights to the Redheads Bistro/Bar concept in June, 1997. See "The Redheads Purchase." Pursuant to an agreement with Red Robin International entered into in connection with consummation of the Plan, the Company was required to cease operating its three restaurants in Yonkers, New York, Secaucus, New Jersey, and Brooklyn, New York as Red Robin restaurants by no later than December 31, 1997. As of December 27, 1998 the Company had completed conversion of all Red Robin restaurants to Redheads Bistro/Bar. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation-The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan."

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

      The Company attempts to capture a significant portion of the market share for food and beverage services in the immediate business area where its restaurants are located. To this end, each restaurant provides take-out service and has fax machines through which it accepts orders. The Company also caters special events in its restaurants, and offers catering sales and event planning managers to develop additional business in this area.

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

Management and Other Employees

      As of December 26, 1999, the Company employed 224 persons, of whom 7 were executive and administrative personnel, 16 were managerial employees involved in restaurant operations, 63 were kitchen personnel, and 138 were restaurant service personnel. All of the restaurant service personnel are part-time employees. All non-managerial restaurant employees are paid on an hourly basis. The Company believes that it enjoys generally good relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

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

Restaurant Locations

      The following chart sets forth the restaurants as of December 26, 1999 that are currently owned and/or operated by the Company through its wholly-owned corporate subsidiaries, as listed below:

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

--------------------
<F1>  Assumes that the Company exercises all of its extension options.

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

      The Company is also presently appealing an order of the Bankruptcy Court requiring the Company to pay approximately $100,000 to Bowie Produce, Inc., a prepetition produce vendor, pursuant to the Perishable Agricultural Commodities Act ("PACA"). The resolution of these matters is not expected to become final until the early part of fiscal year 2000. The Company believes that an adverse decision to the Company in each of these matters will not materially affect the Company's operations, and further that it will have sufficient cash available to pay any judgments that may be entered with finality against the Company. As of year end 1999, this case has moved to the United States Supreme Court.

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

      The Company agreed to continue to operate the Levittown restaurant under the terms of the Stipulation through and including Sunday, January 10, 1999. In the event that a sale had not closed by that date, then: The Company's agreement to operate the restaurant would expire; the Company would deliver to Keybro the common stock of RBB of Levittown, Inc.; the Company would deliver to Keybro peaceful possession of the restaurant; Keybro would reimburse the Company for any actual operational losses incurred during the period following the Stipulation up to the amount of $37,500.

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

      The following table sets forth the quarterly high and low sales prices for the then issued Common Stock of the Company for the two quarters ended December 26, 1999. The source of these quotations is the National Quotations Bureau. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                          Low          High
                          ---          ----

1998
----
Third quarter           $ 0.75        $ 2.25
Fourth quarter          $ 0.25        $ 2.25

1999
----
First quarter           $ 0.25        $ 2.25
Second quarter          $ 0.31        $ 3.00
Third quarter           $ 0.25        $ 3.25
Fourth quarter          $ 0.31        $ 1.75

Holders

      As of December 26, 1999, there were approximately 85 holders of record of the Company's Common Stock.

Dividends

      Common Stock. No dividends have been declared in respect of the Company's Common Stock since the April 6, 1995 Petition Date. The Company is not prohibited or restricted from paying dividends on the Common Stock, but the Company does not anticipate paying any dividends to holders of the Company's Common Stock in the foreseeable future.

      Series A 12% Cumulative Convertible Preferred Stock. The Company is obligated to pay dividends to the holders of the Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") that was issued under the Plan at a rate equal to twelve percent (12%) per annum on the $75 stated value. The dividends are payable annually through the issuance of shares of Common Stock of the Company at a price equal to 80% of the average bid price for the Common Stock during the preceding 12 months. To the extent these funds are legally available, beginning May 30, 2000, the Company has the option to purchase, at a cash price equal to $75. Per share, plus accrued and unpaid dividends, portions of Series A Preferred Stock, so that the stock would be retired within seven years. For the first three years after the issuance, at the election of the holders and with the consent of the Company, the Series A Preferred Stock is exchangeable for shares of common stock. After this time the stock is not exchangeable at the holders option. As of December 26, 1999, a total of 44,775 shares of the Series A Preferred Stock was outstanding, and all of such shares were held by Teleferscot International, Ltd., ("Teleferscot"). Any newly issued Series A Preferred Stock will be entitled to dividends on the same terms as the currently outstanding shares of Series A Preferred Stock. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan" for further discussion of the nature and terms of the Series A Preferred Stock.

      As of December 26, 1999 and December 27, 1998, the Company has $1,031,000 and $558,000 of dividends in arrears for Series 12% Cumulative Convertible Preferred Stock. Based upon the common stock dividend formula the cumulative dividend would total approximately 638,000 and 468,000 shares of common stock.

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

      As of December 26, 1999 and December 27, 1998 the Company has $258,000 and $158,000 of dividends in arrears for 8% Cumulative Exchangeable Preferred Stock.

      For further discussion of certain material terms of the Subsidiary Preferred Stock and the Levittown Preferred Stock, see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation-The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan and Item 3. Legal Proceedings."

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

      Each of the Company's five (the Levittown location was closed on January 10, 1999) restaurants is operated through a separate wholly-owned subsidiary of the Company. Those subsidiaries are R.B.B. of Brooklyn, Inc.; R.B.B. of Yonkers, Inc.;R.B.B. of Levittown Inc.; R.B.B. of Secaucus, Inc.; and R.B.B. of Middletown, Inc.

The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan

      Generally. On April 6, 1995, the Company (then Magic Restaurants, Inc.) and its 17 wholly-owned subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), thereby commencing their Chapter 11 cases (the "Reorganization Cases"). On May 30, 1997 the 2nd amended plan of reorganization was confirmed and became effective.

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

      The Postpetition Senior Notes, among other things, (a) carried an interest rate of 12 percent (12%) per annum; (b) allowed for the payment of up to a ten percent commission on borrowings to "finders" or broker representatives of note holders; (c) constituted administrative superpriority claims; and (d) liens on all the Company's assets, junior only to valid preexisting liens existing as of the Petition Date. These notes remain outstanding

      The Reorganization Plan. By order of the Bankruptcy Court entered on December 30, 1996, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization. The Plan became effective by its terms on May 25, 1997. Prior to such date the Company's name was changed to Redheads, Inc. The Plan addressed the treatment of all claims against and equity interests in the Company through the Plan Effective Date in the following manner:

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

      The Company is presently appealing an order of the Bankruptcy Court requiring the Company to pay approximately $100,000 to Bowie Produce, Inc., a prepetition produce vendor, pursuant to the Perishable Agricultural Commodities Act ("PACA"). The resolution of these matters is not expected to become final until the early part of fiscal year 2000. The Company believes that an adverse decision to the Company in this matter will not materially affect the Company's operations, and further that it will have sufficient cash available to pay any judgments that may be entered with finality against the Company. As of year end 1999, this case has moved to the United States Supreme Court.

Commitments and Contingencies

      (a) The Company operates its restaurants under various operating leases expiring through July 2012. The executive offices are located in Irvington, New York. Rent expense for the fifty two weeks ending December 26, 1999, December 27,1998 was $871,684 and $1,047,760 respectively.

Future minimum rent payments


Fifty-Two/ Fifty-Three Weeks
      Ending December
----------------------------

            2000                           $  813,267
            2001                              820,303
            2002                              810,537
            2003                              785,285
            2004                              795,597
            Thereafter                      3,494,711
                                           ----------
                                           $7,519,700
                                           ==========


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

Summary of Historical Results of Operations

      The table that follows sets forth for the periods indicated the Company's statements of operations, with operating expenses, loss, and other income or expense items listed as a percentage of total revenues for such periods:


                                                     (audited)                   (audited)
                                                     52 weeks                    52 weeks
                                                     12/26/99                  Dec. 27, 1998
                                                     ---------                 -------------

SALES                                                 7,799,756     100.00%       9,137,825      100.00%

COST OF SALES                                         2,402,540      30.80%       2,697,661       29.52%
                                                     ----------                  ----------

GROSS PROFIT                                          5,397,216      69.20%       6,440,164       70.48%
                                                     ----------                  ----------

OPERATING EXPENSES
  Labor costs                                         3,527,638      45.23%       3,617,833       39.59%
  Occupancy costs                                     1,163,622      14.92%       1,398,164       15.30%
  Other Operating Expense                             2,154,283      27.62%       2,915,966       31.91%
  Loss on Impairment                                          0       0.00%       1,111,931       12.17%
  Depreciation and Amortization                         333,024       4.27%         647,366        7.08%
                                                     ----------                  ----------
  TOTAL OPERATING EXPENSES                            7,178,567      92.04%       9,691,260      106.06%
                                                     ----------                  ----------

LOSS FROM RESTAURANT OPERATIONS                      (1,781,351)    -22.84%      (3,251,096)     -35.58%
                                                     ----------                  ----------

  General and administrative expenses                   869,602      11.15%         632,192        6.92%

LOSS FROM OPERATIONS                                 (2,650,953)    -33.99%      (3,883,288)     -42.50%
                                                     ----------                  ----------

  Interest expense                                     (363,585)     -4.66%        (172,093)      -1.88%
  Other income (expense) net                                  0       0.00%           7,323        0.08%
                                                     ----------                  ----------

  TOTAL OTHER EXPENSE                                  (363,585)     -4.66%        (164,770)      -1.80%
                                                     ----------                  ----------

REORGANIZATION EXPENSE
  Professional fees                                           0       0.00%               0        0.00%
  Gain on disposal  of asset                                  0       0.00%               0        0.00%
                                                     ----------                  ----------
  TOTAL REORGANIZATION EXPENSE                                0       0.00%               0        0.00%
                                                     ----------                  ----------

LOSS BEFORE EXTRAORDINARY ITEM                       (3,014,538)   -125.47%      (4,048,058)    -150.06%

  EXRTAORDINARY ITEM
    Forgiveness of Debt                                       0       0.00%               0        0.00%
                                                     ----------                  ----------

  NET INCOME (LOSS)                                  (3,014,538)    -38.65%      (4,048,058)     -44.30%
                                                     ==========                  ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                         2,457,759                   2,426,292
                                                     ==========                  ==========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
  Loss from operations                                    (1.75)                      (1.94)
                                                     ==========                  ==========

RESTAURANTS OPEN AT BEGINNING OF PERIOD                       5                           5
RESTAURANTS OPENED IN PERIOD                                  0                           0
RESTAURANTS CLOSED IN  PERIOD                                 1                           0
RESTAURANTS OPEN AT END OF PERIOD                             4                           5



Comparison of the Fiscal Year Ended December 26, 1999
 to the Fiscal Year Ended December 27,1998

      Total revenues decreased $1,338,069 or 15% to $7,799,756 in fiscal year ended December 26, 1999 ("Fiscal Year 1999") from $9,137,825 in the fiscal year ended December 27, 1998 ("Fiscal Year 1998"). Total Operating expense decreased $2,512,693 or 26% to $7,178,567 in Fiscal Year 1999 from $9,691,260 in the Fiscal Year 1998. Loss from operations decreased $1,232,335 or 32% to $2,650,953 in Fiscal Year 1999 from $3,883,288 in the
Fiscal Year 1998. The decrease in sales and operating expenses were primarily attributed to the closure of the Levittown restaurant.

      Food and beverage expense decreased $295,121 or 11% to $2,402,540 for Fiscal Year 1999 from $2,697,661 for Fiscal Year 1998, principally as a result of the decreased sales volumes and the closure of the Levittown restaurant. Food and beverage expenses as a percentage of food and beverage revenues were 30.8% in Fiscal Year 1999 compared with 29.5% in Fiscal Year 1998.

      Restaurant labor and related expenses decreased $90,194 or 2.5% to $3,527,638 in Fiscal Year 1999 from $3,617,833 in Fiscal Year 1998 primarily due to the closing of the Levittown location. Other Restaurant labor and related expenses as a percentage of revenues increased to 45.2% in Fiscal Year 1999 from 39.5% in Fiscal Year 1998 primarily due to a change in management's allocation of general and administrative payroll.

      Restaurant occupancy expenses decreased $234,542 or 17% to $1,163,622 in Fiscal Year 1999 from $1,398,164 in Fiscal Year 1998. Restaurant occupancy expenses as a percentage of revenues decreased to 14.9% in Fiscal Year 1999 from 15.3% in Fiscal Year 1998 primarily due to the closure of the Levittown restaurant.

     Other Operating expenses decreased $761,683 or 26% to $2,154,283 in Fiscal Year 1999 from $2,915,966 in Fiscal Year 1998, primarily due to the write off of certain note receivables. Other Operating expenses as a percentage of revenues decreased to 27.6% in Fiscal Year 1999 from 31.9% in Fiscal Year 1998.

      Loss on Impairment expense decreased $1,111,931 or 100% to $0 in Fiscal Year 1999 from $1,111,931 in Fiscal Year 1998. This came as a result of the Company's planned divestiture of the Levittown location.

     Depreciation and amortization expense decreased $314,342 or 49% to $333,024 in Fiscal Year 1999 from $647,366 in Fiscal Year 1998, primarily due to the closure of the Levittown restaurant.

      General and administrative expenses increased $237,410 or 38% to $869,602 in Fiscal Year 1999 from $$632,192 in Fiscal Year 1998. General and administrative expenses as a percentage of revenues increased to 11% in Fiscal Year 1999 from 7% in Fiscal Year 1998. The increase is due to an increase tax late payment charges.

      Interest expense-net increased $191,492 or 111% to $363,585 in Fiscal Year 1999 from $172,093 in Fiscal Year 1998, principally as a result of an increase in interest charges for late payroll and sales tax payments. Interest expense-net as a percentage of revenues increased to 4.7% in Fiscal Year 1999 from 1.9% in Fiscal Year 1998.

      Other income (expense) decreased $7,323 or 100% to $0 in Fiscal Year 1999 from $7,323 in Fiscal Year 1998. Other income (expenses) as a percentage of revenues decreased to 0% in the 1999 Period from 1.8% in the 1998 Period.

      The Company's net loss in Fiscal Year 1999 was $3,014,538 as compared to a net loss of $4,048,058 in Fiscal Year 1998. This represents an increase of $1,033,520 or 26% in net income over Fiscal Year 1998 net loss. This is primarily due to the closure of the Levittown restaurant.

Financial Condition and Capital Resources

      Operating Activities. Since inception, the Company has incurred losses from operations. As of December 26, 1999 and December 27,1998, the Company had an accumulated deficit of $7,778,432 and $4,763,894 respectively. During the Fifty-Two weeks ended December 26, 1999, net cash flow used in operations totaled $267,325. During the Fifty-Two Weeks ended December 27,1998, net cash flow used in operations totaled $842,797.

      As of December 26, 1999, the Company had negative working capital of $4,282,589 as compared to negative working capital of $1,958,245 as of December 27, 1998.

      The Company has, upon the effectiveness of its confirmed Plan, accounted for the reorganization using "fresh-start" reporting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Application of the principles of "fresh-start" reporting resulted in elimination of the stockholders' deficit and caused $22,435,338 of total liabilities to be extinguished, as provided specifically in the Plan itself. See"- The Reorganization Proceedings; Confirmation and Effectiveness of the Company's Reorganization Plan" for further discussion of the consequences of the Plan's confirmation and effectiveness.

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

      Investing Activities.  None

     Financing Activities. To fund these units' conversion to the Redheads Bistro/Bar concept and costs associated with the emergence from bankruptcy, as well as other costs, the Company obtained a funding commitment from Teleferscot to provide up to $3.3 million. Through December 26, 1999 the Company received the entire $3,300,000 of the committed funding. As of March, 1998 the Company had drawn down on the remaining amount available under commitment in order to fund the Secaucus unit conversion to the Redheads Bistro/Bar concept. In exchange for each $75 drawn down under the funding commitment, Teleferscot will receive 1 additional share of the Company's Series A Preferred Stock.

      During fiscal year 99 and fiscal year 98 the Company received financing in the form of 12% Debt instruments. The amount of loans from these instruments for the year totaled $622,020 and $793,641 respectively.

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

      As of December 26, 1999, the company's working capital deficit was $4,282,589. The company anticipates that it will require additional working capital to fund operations. The Company believes that it will have sufficient capital to meet these obligations through the improvement of current operations and financing in the form of debt from a major shareholder of the company. However, there can be no assurance that the Company will have sufficient capital to support operations and implement its business plans. If the company does not obtain additional capital it will not be able to maintain current operations.


Item 7.    Financial Statements

                 Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Cash Flows

Consolidated Statement of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements


                       REDHEADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 26, 1999
                                     AND
                              DECEMBER 27, 1998




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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     F-7 to F-16




                        INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Redheads, Inc.
Irvington, New York

We have audited the accompanying consolidated balance sheets of Redheads, Inc. and Subsidiaries as of December 26, 1999 and December 27, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fifty-two weeks then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redheads, Inc. and Subsidiaries as of December 26, 1999 and December 27, 1998 and the results of their operations and cash flows for the fifty-two weeks then ended., in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1, the Company has incurred recurring losses from operations and at December 26, 1999 has a working capital deficit of $4,282,589, a stockholders' deficit of $4,051,733 and is delinquent on a substantial portion of the $981,676 sales tax liability and $1,391,702 payroll tax liabilities. Also as discussed in Note 12, an action was commenced against the Company related to the Levittown restaurant, the outcome of which is uncertain. Continuation of the Company as a going concern is dependent upon future successful operations and the ability to generate sufficient cash flows from operations and capital/financing sources to meet its obligations.
 These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       COGEN SKLAR LLP




Bala Cynwyd, Pennsylvania
June 15, 2000



                       REDHEADS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   DECEMBER 26, 1999 AND DECEMBER 27, 1998

                                                        1999            1998
                                                        ----            ----

                     ASSETS
CURRENT ASSETS
  Inventory                                          $    92,012     $    84,812
  Other current assets                                    61,290          86,719
                                                     ---------------------------

TOTAL CURRENT ASSETS                                     153,302         171,531

PROPERTY AND EQUIPMENT - NET                           1,189,667       1,349,017

LOAN RECEIVABLE - OFFICER                                 99,293               -

OTHER ASSETS                                             357,557         365,674
                                                     ---------------------------

TOTAL ASSETS                                         $ 1,799,819     $ 1,886,222
                                                     ===========================

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Cash overdraft                                     $    53,753     $   210,955
  Accounts payable and accrued expenses                1,498,959         912,781
  Sales tax payable                                      981,676         495,414
  Prepetition taxes payable                              509,723         443,238
  Payroll tax liabilities                              1,391,780          67,388
                                                     ---------------------------

TOTAL CURRENT LIABILITIES                              4,435,891       2,129,776

LONG-TERM DEBT                                         1,415,661         793,641
                                                     ---------------------------

TOTAL LIABILITIES                                      5,851,552       2,923,417
                                                     ---------------------------

COMMITMENTS AND CONTINGENCIES

      STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK
  Series A 12%  Cumulative Convertible - $0.001
   par value;  5,000,000 shares authorized;
   44,775 shares issued and outstanding in 1999
   and 1998                                              335,815         335,815
  Series A 8% Cumulative Exchangeable - $0.001
   par value; 1,017,000 shares authorized;
   16,666 shares issued and outstanding in 1999
   and 1998                                              125,000         125,000

ADDITIONAL PAID-IN CAPITAL                             2,581,812       2,581,812

COMMON STOCK - $0.001 par value; 23,024,000
 shares authorized; 2,457,759 shares issued
 and outstanding in 1999 and 1998                          2,458           2,458

ADDITIONAL PAID-IN CAPITAL                               681,614         681,614

ACCUMULATED DEFICIT                                   (7,778,432)     (4,763,894)
                                                     ---------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (4,051,733)     (1,037,195)
                                                     ---------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                           $ 1,799,819     $ 1,886,222
                                                     ===========================


The accompanying notes are an integral part of these consolidated financial statements.

                       REDHEADS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FIFTY-TWO WEEKS ENDED
                   DECEMBER 26, 1999 AND DECEMBER 27, 1998

                                                              1999            1998
                                                              ----            ----

SALES                                                      $ 7,799,756     $ 9,137,825

COST OF SALES                                                2,402,540       2,697,661
                                                           ---------------------------

GROSS PROFIT                                                 5,397,216       6,440,164
                                                           ---------------------------

OPERATING EXPENSES
  Labor costs                                                3,527,638       3,617,833
  Occupancy costs                                            1,163,622       1,398,164
  Other operating expenses                                   2,154,283       2,149,880
  Depreciation and amortization                                333,024         647,366
  Write off of uncollectible receivables                             -          86,224
  Write off of notes receivable                                      -         679,862
  Loss on impairment of assets of Levittown restaurant               -       1,111,931
                                                           ---------------------------

                                                             7,178,567       9,691,260

LOSS FROM RESTAURANT OPERATIONS                             (1,781,351)     (3,251,096)

GENERAL AND ADMINISTRATIVE
 EXPENSES                                                      869,602         632,192
                                                           ---------------------------

LOSS FROM OPERATIONS                                        (2,650,953)     (3,883,288)
                                                           ---------------------------

OTHER INCOME (EXPENSE)
  Interest income                                                5,620               -
  Interest expense                                            (369,205)       (172,093)
  Other income, net                                                  -           7,323
                                                           ---------------------------

                                                              (363,585)       (164,770)
                                                           ---------------------------

NET LOSS                                                   $(3,014,538)    $(4,048,058)
                                                           ===========================

BASIC AND DILUTED LOSS PER SHARE
 OF COMMON STOCK                                           $     (1.75)    $     (1.94)
                                                           ===========================

WEIGHTED AVERAGE SHARES
 OUTSTANDING OF COMMON STOCK                                 2,457,759       2,426,292
                                                           ===========================


The accompanying notes are an integral part of these consolidated financial statements.


                       REDHEADS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE FIFTY-TWO WEEKS ENDED
                   DECEMBER 28, 1997 TO DECEMBER 26, 1999

                                                                                                            12%
                                            Series A Preferred Stock                                     Preferred
                                            ------------------------     Paid-In    Common    Paid-In      Stock      Accumulated
                                               12%           8%          Capital     Stock    Capital    Subscribed     Deficit
                                               ---           --          -------    ------    -------    ----------   -----------

BALANCE AT DECEMBER 28, 1997                 $315,815     $125,000      $2,401,812   $2,386   $499,849   $ 400,000    $  (715,836)

Issuance of 2,666 shares of 12%
 Preferred Stock for partial
 receipt of subscription receivable            20,000            -         180,000        -          -    (200,000)             -

Proceeds of subscription receivable
 converted to debt                                  -            -               -        -          -    (200,000)             -

Issuance of 67,819 shares of Common
 Stock for settlements of unpaid
 legal fees                                         -            -               -       68    176,519           -              -

Issuance of 3,500 shares of Common
 Stock for settlement of unpaid
 expenses                                           -            -               -        4      5,246           -              -

Net loss for the fifty-two weeks ended
 December 27, 1998                                  -            -               -        -          -           -     (4,048,058)
                                             ------------------------------------------------------------------------------------

BALANCE AT DECEMBER 27, 1998                  335,815      125,000       2,581,812    2,458    681,614           -     (4,763,894)

Net loss for the fifty-two weeks ended
 December 26, 1999                                  -            -               -        -          -           -     (3,014,538)
                                             ------------------------------------------------------------------------------------

BALANCE AT DECEMBER 26, 1999                 $335,815     $125,000      $2,581,812   $2,458   $681,614   $       -    $(7,778,432)
                                             ====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                       REDHEADS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FIFTY-TWO WEEKS ENDED
                   DECEMBER 26, 1999 AND DECEMBER 27, 1998

                                                                   1999             1998
                                                                   ----             ----

CASH FLOWS FROM OPERATING EXPENSES
  Net loss                                                     $(3,014,538)     $(4,048,058)
  Adjustment to reconcile net loss to net cash
   used in operating activities
    Depreciation                                                   257,550          398,539
    Amortization                                                    75,474          248,829
    Loss on write off of uncollectible receivables                       -           86,224
    Loss on write off of notes receivable                                -          679,862
    Loss on disposal of property and equipment                           -            4,847
    Loss on impairment of assets of Levittown restaurant                 -        1,111,931
    Issuance of stock for settlement of expenses                         -            5,251
    (Increase) decrease in assets
      Inventories                                                   (7,200)          (1,436)
      Other current assets                                         (36,647)         (66,852)
      Other assets                                                  (5,281)          77,575
    Increase in liabilities
      Accounts payable and accrued expenses                        586,178          121,423
      Sales taxes payable                                          486,262          424,190
      Prepetition taxes payable                                     66,485           47,490
      Payroll taxes payable                                      1,324,392           67,388
                                                               ----------------------------

  Net cash used in operating activities                           (267,325)        (842,797)
                                                               ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               (98,200)        (541,881)
  Loan receivable - officer                                        (99,293)               -
                                                               ----------------------------

  Net cash used in investing activities                           (197,493)        (541,881)
                                                               ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments on long-term debt                           (56,600)         (82,500)
  Proceeds from long-term debt                                     678,620          876,141
  Proceeds from subscription receivable                                  -          200,000
  Cash overdraft                                                  (157,202)         210,955
                                                               ----------------------------

Net cash provided by financing activities                          464,818        1,204,596
                                                               ----------------------------

DECREASE IN CASH                                                         -         (180,082)

CASH - BEGINNING OF PERIOD                                               -          180,082
                                                               ----------------------------

CASH - END OF PERIOD                                           $         -      $         -
                                                               ============================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

Issuance of Preferred Stock for Preferred Stock subscribed     $         -      $   200,000
                                                               ============================

Conversion of Subscription receivable                          $         -      $   200,000
                                                               ============================

Conversion of accounts payable and accrued expenses
 to Preferred and Common Stock                                 $         -      $   176,586
                                                               ============================


The accompanying notes are an integral part of these consolidated financial statements.


                       REDHEADS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 26, 1999 AND DECEMBER 27, 1998



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of the Business
----------------------------------
Redheads, Inc. and Subsidiaries (the "Company") are engaged in the development, ownership and operation of restaurants that offer an upscale alternative to fast food restaurants by providing high quality, moderately priced food, and quick convenient full-menu table service. The Company operated nine American Cafe restaurants located in the Washington, D.C., Maryland and Virginia areas. The Company also operated six Red Robin Burger and Spirits Emporiums ("Red Robin"), in the New York metropolitan area pursuant to a franchise granted by Red Robin International, Inc., serving American style food with international specialties. Additionally, the Company operated five Carmella Cafe restaurants and two Spiga Italian-style family restaurants. In March 1995, the Company divested itself of ownership of the Carmella Cafe and Spiga restaurants. On April 6, 1995 the Company filed a voluntary petition for relief under Chapter 11 of Title II of the Federal Bankruptcy Code. During the twenty-six week period ended December 29, 1996 the Company ceased operations of all American Cafe restaurants and two Red Robin restaurants, located in Smithhaven, New York and Staten Island, New York. On May 30, 1997, the Bankruptcy Court confirmed the Company's plan of reorganization, effective May 25, 1997 for accounting purposes. Upon confirmation, the Company's name was changed to Redheads, Inc. Upon emergence, the Company had four restaurants in operation, located in Kings Plaza, New York; Levittown, New York; Yonkers, New York and Secaucus, New Jersey. On June 23, 1997, the Company purchased a Redheads Bistro/Bar located in Middletown, New Jersey together with the related intellectual property rights in the Redheads concept, trade name and trade dress. Effective January 10, 1999, the Levittown Restaurant was closed. The Company has converted the remaining restaurants into the Redheads Bistro/Bar concept as of December 26, 1999.

Management's Future Plans
-------------------------
The Company's consolidated financial statements have been prepared on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
 As reflected in the financial statements, the Company has incurred net losses of $3,014,538 and $4,048,058 for the fifty-two weeks ended December 26, 1999 and December 27, 1998 and at December 26, 1999 had a working capital deficit of $4,282,589. The Company financed its operating losses in the current year primarily through non-payment of its payroll and sales tax liabilities as well as increases in accounts payable. As of December 26, 1999, a substantial portion of the $981,676 sales tax liability and $1,391,702 payroll tax liabilities are delinquent.

The Company anticipates that it will require additional working capital to fund operations and repay its delinquent to obligations. The Company believes that it will have sufficient capital to meet these obligations through the improvements of current operations and financing from a major stockholder of the Company. However, there can be no assurance that the Company will have sufficient capital to support operations and implement its business plans.

Consolidated Financial Statements
---------------------------------
The accompanying consolidated financial statements include the accounts of Redheads, Inc. and its Subsidiaries at December 26, 1999 and December 27, 1998 and the fifty-two weeks then ended. All material intercompany transactions have been eliminated in consolidation.

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

Fair Value of Financial Statements
----------------------------------
The Company's financial instruments consist of cash, payables, and accrued expenses. The carrying values of cash, payables and accrued expenses approximate fair value because of their short maturities.

The carrying value of the loan receivable - officer and the long-term debt approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

Concentration of Credit Risk Involving Cash
-------------------------------------------
The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company may have cash balances in these financial institutions in excess of these limits. At December 26, 1999 there were no balances in excess of insurable amounts.

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

Preoperating Cost
-----------------
The Company has adopted Statement of Position 98-5, "Reporting on the Cost of Start-up Activities," for its fifty-two weeks ended December 26, 1999. This statement requires start-up costs, such as pre-operating costs, to be expensed as incurred.

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

Recoverability of Long Lived Assets
-----------------------------------
The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's annual financial statements.

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

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages employers to account for stock compensation awards based on their fair value on their date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach of the Standard.

Earnings (Loss) Per Share
-------------------------
The Company follows SFAS No. 128, "Earnings Per Share" (EPS). This statement establishes standards for computing and presenting EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

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

Net loss applicable to common stockholders for the fifty-two weeks ended December 26, 1999 and December 27, 1998 has been increased by $1,289,000 and $653,000 for preferred dividends in arrears.


NOTE 2 - LOSS ON IMPAIRMENT OF ASSETS OF LEVITTOWN RESTAURANT

As a result of the closing of the Levittown restaurant, effective January 10, 1999, the Company wrote-off the net carrying value of the fixed assets and intangible assets of the Levittown restaurant as of December 27, 1998 and recorded an impairment loss of $1,111,931.

NOTE 3 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                                1999        1998
                                                                ----        ----

      Preoperation costs - net of accumulated amortization
       of $303,850 in 1999 and $241,776 in 1998                $     -     $62,074
      Prepaid expenses                                          12,268           -
      Credit card receivables                                   26,497      20,613
      Other receivables                                         22,525       4,032
                                                               -------------------

                                                               $61,290     $86,719
                                                               ===================


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                               1999           1998
                                               ----           ----

      Leasehold improvements                $1,051,478     $1,027,983
      Restaurant fixtures and equipment         57,468         21,092
      Computer software                        294,966        261,025
      Furniture and fixtures                   561,262        556,874
                                            -------------------------
                                             1,965,174      1,866,974
      Less: Accumulated depreciation           775,507        517,957
                                            -------------------------

                                            $1,189,667     $1,349,017
                                            =========================


NOTE 5 - LOAN RECEIVABLE - OFFICER

Loan receivable, officer, represents advances to an officer of the Company, with an interest rate of 12% and no stated repayment terms.


NOTE 6 - OTHER ASSETS

Other assets consist of the following:

                                            1999         1998
                                            ----         ----

      Liquor license - net                $233,489     $233,470
      License fees - net                    74,167       84,167
      Deposits                              21,239       15,958
      Deferred leasing expenses - net        6,163        6,677
      Deferred legal expenses - net          3,957        4,360
      Acquisition costs - net               18,542       21,042
                                          ---------------------

                                          $357,557     $365,674
                                          =====================

Liquor license, license fees, deferred leasing expenses, deferred legal expenses and acquisition costs are net of accumulated amortization of $80,926 and $67,526 as of December 26, 1999 and December 27, 1998.


NOTE 7 - LONG-TERM DEBT

The long-term debt consists of notes payable to investors, with principal and accrued interest, at 12%, due on June 30, 2003. The notes are collateralized by all of the assets of the Middleton and Kings Plaza subsidiaries.


NOTE 8 - COMMITMENTS

The Company leases its executive office and remaining restaurant premises under various operating leases expiring through July 2012. Rent expense for the fifty-two weeks ended December 26, 1999 and December 27, 1998 was $871,684 and $1,047,760.

Future minimum annual rentals are as follows:

      Fifty-two/Fifty-three Weeks
           Ending December,             Amount
      ---------------------------       ------

              2000                    $  813,267
              2001                       820,303
              2002                       810,537
              2003                       785,285
              2004                       795,597
              Thereafter               3,494,711
                                      ----------
                                      $7,519,700
                                      ==========


NOTE 9 - CAPITAL STOCK

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

The Company is obligated to pay dividends to the holders of the Series A Preferred Stock that was issued at a rate equal to 12% per annum on the $75 stated value. The dividends are payable annually through the issuance of shares of Common Stock of the Company at a price equal to 80% of the average bid price for the Common Stock during the preceding 12 months. To the extent funds are legally available, beginning on May 30, 2000, the Company has the option to purchase, at a cash price equal to $75 per share, plus accrued and unpaid dividends, portions of the Series A Preferred Stock, so that the stock would be retired within seven years. For the first three years after issuance, at the election of the holders and with the consent of the Company, the Series A Preferred Stock is exchangeable for shares of Common Stock. After this time the stock is not exchangeable at the holders' option. As of May 30, 2000 the funds were not legally available.

As of December 26, 1999 and December 27, 1998, the Company has $1,031,000 and $558,000 of dividends in arrears for Series A 12% Cumulative Convertible Preferred Stock, which would equate to a stock dividend of approximately 638,000 and 468,000 shares of Common Stock.

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

Dividends are payable on the Subsidiary Preferred Stock at a rate of 8% per annum based on the liquidation preference of $75 per share. The dividends are payable semi-annually, to the extent funds are legally available. At the election of the issuing subsidiary such dividends may be paid by issuance of shares of Common Stock of the Company, valued for this purpose at the closing price as of the 10th business day preceding declaration of the dividend. Further, to the extent funds are legally available, on May 30, 2000, May 30, 2001, and May 30, 2002, each issuing subsidiary will offer to purchase, at a cash price equal to $75 per share, plus accrued and unpaid dividends, one-sixth, one-third, and one-half, respectively of the Subsidiary Preferred Stock issued under the Plan; provided, however, that if at any time the closing bid price of the Common Stock exceeds $5 per share for 40 consecutive trading days, any such mandatory repurchase obligation shall expire. As of May 30, 2000 the funds were not legally available.

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

Dividends are payable on the Levittown Preferred Stock in cash at a rate of 8% per annum based on the liquidation preference of $75 per share. The dividends are payable semi-annually, to the extent funds are legally available. Further, to the extent funds are legally available, beginning on May 30, 1998, and monthly thereafter, the Levittown subsidiary will offer to purchase one forty-eighth of the shares of the Levittown Preferred Stock issued under the Plan to the holder. The purchase price is equal to the liquidation preference of $75 per share, plus accrued and unpaid dividends.
 For the first three years after issuance, at the election of the holders and with the consent of the Company, the Subsidiary Preferred Stock and the Levittown Preferred Stock is exchangeable for shares of Common Stock. After this time, the stock is not exchangeable at the holders' option. As of May 30, 2000 the funds were not legally available.

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
                     =========          ======


As of December 26, 1999 and December 27, 1998, the Company has $258,000 and $158,000 of dividends in arrears for Series A 8% Cumulative Exchangeable Preferred Stock.

Common Stock
------------
On May 20, 1998, the Company issued 67,819 shares of Common Stock for settlement of unpaid legal fees. In December 1998, the Company issued 3,500 shares of Common Stock for settlement of unpaid expenses.

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


NOTE 10 - INCOME TAXES

There is no income tax benefit for operating losses for the fifty-two weeks ended December 26, 1999 and December 27, 1998 due to the following:

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

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                       1999           1998
                                                       ----           ----

Statutory tax (benefit) provision                   $1,036,000     $1,417,000

Utilization of net operating loss carryforwards              -              -

Increase in valuation allowance                      1,036,000      1,417,000
                                                    -------------------------

                                                    $        -     $        -
                                                    =========================

Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                   1999            1998
                                                   ----            ----

Deferred tax assets
  Accruals and reserves                         $ (389,000)     $   389,000

  Net operating loss carryforwards               7,840,000      $ 6,401,000

  Valuation allowance on deferred tax asset      7,451,000       (6,790,000)
                                                ---------------------------

                                                $        -      $         -
                                                ===========================

As a result of the change in control described in Note 1, the Company is subject to limitations on the future utilization of its federal net operating loss carryforwards. These limitations, described in Section 382 of the Internal Revenue Code, limit the amount of future taxable income which may be offset by pre-change net operating loss and capital loss carryforwards. This limitation is calculated by reference to the value of the Company immediately before the change date, multiplied by a discount factor, known as the "long term tax-exempt rate".

The Company files a consolidated federal income tax return and certain combined state and city returns.

The Company's federal, state and local tax returns have not been filed for the fifty-two weeks ended December 26, 1999 and December 27, 1998, the thirty-one weeks ended December 28, 1997, twenty-one weeks ended May 25, 1997, twenty-six weeks ended December 29, 1996 and the fifty-two weeks ended June 30, 1996.

As of December 26, 1999, the Company had approximately $22,400,000 of net operating loss carryforwards expiring through 2014, available to offset future federal income taxes.


NOTE 11 - RELATED PARTY TRANSACTIONS

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

Mr. Olson also has a controlling interest in two companies and a partnership that owns shares of Redheads, Inc. Common Stock. At December 26, 1999 and December 27, 1998, $900 and $57,500 of the total long-term debt is due to the partnership controlled by Mr. Olson.


NOTE 12 - CONTINGENCY

On October 7, 1998, Keybro Enterprises filed a motion before the United States Bankruptcy Court for the conversion of the instant cases to Chapter 7 of the Bankruptcy Code; and Redheads, Inc. and its affiliated entities and subsidiaries, the reorganized debtors, interposed opposition to the motion.

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

Redheads agreed to continue to operate the Levittown restaurant under the terms of the Stipulation through and including Sunday, January 10, 1999. In the event that a sale had not closed by that date, then Redheads' agreement to operate the restaurant would expire. Redheads would deliver to Keybro the common stock of R.B.B. of Levittown, Inc. and Redheads would deliver to Keybro possession of the restaurant; Keybro should reimburse Redheads for any actual operational losses incurred during the period following the Stipulation up to the amount of $37,500.

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


Item 8. Changes in And Disagreements With Accountants on Accounting And Financial Disclosure

      None.

                                  PART III
                                  --------


Item 9.    Directors and Executive Officers of the Registrant

      The executive officers and directors of the Company are as follows:


Name                           Age             Position
----                           ---             --------

Charles O. Olson, Jr.(2)        42    President, Chief Executive
                                      Officer, Chief Financial
                                      Officer & Director
Pierpaolo Matteuzzi (2)         47    Director
Julio Pasini (1)                45    Director

--------------------
<F1>  Member of the Compensation Committee
<F2>  Member of the Audit Committee

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

      John E. McConnaughy, Jr.  Retired effective January 19,1999.

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

Board Committees

      Audit Committee. The Audit Committee of the Board of Directors (i) review the results and scope of the annual audit and other services provided by the Company's independent auditors, (ii) reviews and evaluates the Company's internal audit and control functions and (iii) monitors transactions between the Company and its employees, officers and directors. Charles Olson, Jr. and Pierpaolo Matteuzzi are members of the Audit Committee.

      Compensation Committee. The Compensation Committee of the Board of Directors administers the Company's stock option and stock purchase plans and designates compensation levels for the Company's executive officers and directors. Julio Pasini is a member of the Compensation Committee.

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

Compensation of Directors

      Until otherwise authorized, the directors of the Company are not paid or reimbursed for out-of-pocket expenses for each Board meeting attended by such director. During the period from December 27, 1998 to December 26, 1999 none of the directors were compensated for any service provided as a director.

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

                         SUMMARY COMPENSATION TABLE


                                               Annual Compensation
                                 Fiscal Year   -----------------------    Stock     All Other
Name and Principal Position       or Period    Salary ($)    Bonus ($)    Award    Compensation
---------------------------      -----------   ----------    --------     -----    ------------

Charles Olson, Jr.                  1999         $67,000        $0       $     0
 President/CEO                      1998         $67,000        $0       $     0
                                    1997         $66,000        $0       $     0
                                    1996-T       $33,500        $0       $27,000
                                    1996         $99,500        $0       $54,000

David Sederholt                     1998-T       $78,846        $0
 EVP/COO                            1997         $50,000        $0       $33,000

Steven R. Jakubowski                1996-T       $     0        $0       $60,000
 Chief Operating Officer            1996         $80,000        $0       $40,000
                                    1996         $30,000        $0       $     0


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

      The Incentive Plan is administered by a committee (the "Compensation Committee") of the Company's Board of Directors, consisting of no fewer than two directors, none of whom may be employees of the Company and each of whom serves at the pleasure of the Board of Directors. Currently the Compensation Committee is composed of Mr. Pasini. This Board Committee has full power to administer and to make all determinations as it deems necessary or advisable for the proper administration of the Incentive Plan, including, without limitation, the power to select from among the employees, consultants, and directors eligible for awards, those individuals to whom awards will be granted and the number of awards to be granted to such persons. The Compensation Committee is authorized to interpret the Incentive Plan and may at any time adopt such rules and regulations as it deems advisable.

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


Item 11.   Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of December 26, 1999, regarding beneficial ownership of the Company Stock of each executive officer or director of the Company, and all executive officers and directors as a group, and each stockholder who is known by Company to beneficially own more than five percent of the Common Stock of the Company.


                                          Number of
Name and Address (if required)            Shares of        Percentage
of Beneficial Owner                    Common Stock (3)     of Total
------------------------------         ----------------    ----------

Charles O. Olson, Jr. (1)                  1,039,048          41.8%

Mohammedali Hassanali                        151,886           6.1%

Bellaty N.V (1)                              668,705          26.9%

RehCam Investments L.P (1)                   153,698           6.1%

Chillington Corporation N.V (1)              190,246           7.6%

Ali Khin                                     156,550           6.3%

John E. McConnaughy, Jr.                     363,251          14.6%

Teleferscot International Limited (2)      1,787,750          41.9%

A. Keith Hebert                                9,324           0.4%

All Officers and Directors as a Group
 (6 Persons)                               1,411,623          56.9%

--------------------
<F1>  Charles Olson, Jr. is the president of Rye Management, Inc., (Rye)
      the general partner of RehCam Investments Limited Partnership (RehCam). Additionally Mr. Olson is a limited partner in RehCam. RehCam owns 153,698 shares. Mr Olson is the attorney in fact for Chillington Corporation N.V. which owns 190,246 shares. Mr. Olson exercises voting and investment power over the shares held by this entity, but disclaims beneficial ownership. Mr. Olson is the attorney in fact for Bellaty N.V. which owns 668,705 shares. Mr. Olson exercises voting and investment power over the shares held by this entity, but disclaims beneficial ownership. Mr. Olson owns 26,399 shares personally. Does not include shares, if any, available to Rye Management, Inc. under the terms of the consulting agreement to be paid to Rye as a reorganization bonus. (see Certain Relationship and Related Transactions)
<F2>  Represents warrants, exercisable within 60 days, to purchase 750,000 shares at $4.00 per share and 750,000 shares at $10.00 per share. The remaining 287,750 represents the right of Teleferscot (with the Company's consent), as the owner of all outstanding Series A 12% Cumulative Convertible Preferred Stock, to exchange one share of Preferred Stock for (a) 5 shares of Common Stock through May 30, 1998,
      (b) 3.75 shares of Common Stock through May 30, 1999, and (c) 3 shares of Common Stock through May 30, 2000.
<F3>  Beneficial ownership is determined in accordance with the rules of the
      Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of May 25, 1997 are deemed outstanding.

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

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 26, 1999, and December 27,1998

Consolidated Statements of Operations for the Fifty-Two weeks ended December 26, 1999, and Fifty-Two Weeks
 Ended December 27,1998.

Consolidated Statements of Stockholders' Equity for
 Period December 28, 1997 to
 December 26, 1999

Consolidated Statements of Cash Flows for the Fifty-Two weeks ended December 26, 1999, and Fifty-Two weeks ended December 27,1998.

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


      (a)(4)    Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during 1997.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York on June 21, 2000.

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

Signature                    Title                            Date
---------                    -----                            ----

/s/ CHARLES O. OLSON, JR.    President & CEO/CFO, Director    June 21, 2000
-------------------------
Charles O. Olson, Jr.

/s/ PIERPAOLO MATTEUZZI      Director                         June 21, 2000
-------------------------
Pierpaolo Matteuzzi

/s/ JULIO PASINI             Director                         June 21, 2000
-------------------------
Julio Pasini