Form 10QSB
period 2000-03-26
REDHEADS INC /DE/
filed 2000-06-22
CIK 837596

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended       March 26, 2000
                                           --------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) EXCHANGE ACT
      For the transition period from            to
                                     -----------   -----------

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                     2,457,759 as of December 26, 1999.
                     ----------------------------------


                       Redheads, Inc, and Subsidiaries

                                    INDEX

PART I                      FINANCIAL INFORMATION

                                                                  Page No.

Item 1.    Financial Statements

           Consolidated Balance Sheet as of March 26, 2000
           (unaudited) and December 26, 1999  (Audited)              3

           Consolidated Statement of Operations for the thirteen
           weeks ending March 26, 2000 (unaudited) and
           March 28, 1999 (unaudited)                                4

           Consolidated Statement of Cash Flows for the
           thirteen weeks ending March 26, 2000 (unaudited)          5

           Consolidated Statement of Stockholders Equity
           (Deficit) (unaudited)                                     6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations          7-10

PART II    OTHER INFORMATION                                         12

Item 1.    Legal Proceedings                                         12

Item 2.    Changes in Securities                                     12

Item 4.    Submission of Matters To A Vote Of Security Holders       12

Item 5.    Other Information                                         12

Item 6.    Subsequent Events                                         12

Item 7     Exhibits and Reports on Form 8-K                          12

Signature Page                                                       13


                       PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Redheads, Inc. and Subsidiaries
                         Consolidated Balance Sheet


                                                  March 26      December 26
                                                    2000           1999
                                                  Unaudited       Audited

ASSETS

CURRENT ASSETS
  Cash                                                    0              0
  Accounts Receivable - Credit Cards                 59,151         26,497
  Inventories                                        84,538         92,012
  Other Current Assets                              141,588         34,793
                                                 -------------------------
TOTAL CURRENT ASSETS                                285,277        153,302

  Fixed Assets                                    1,137,937      1,189,667
  Other Assets                                      314,840        357,557
  Loans receivable - stockholders                   102,272         99,293
                                                 -------------------------
TOTAL LONG TERM ASSETS                            1,555,048      1,646,516

      TOTAL ASSETS                                1,840,325      1,799,819
                                                 =========================

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Cash Overdraft                                     47,491         53,753
  Trade accounts                                  1,162,362      1,078,147
  Deferred Compensation                              46,277         46,277
  Sales and payroll taxes payable                 2,985,512      2,373,377
  Loans Payable - Taxes                             544,702        509,723
  Reserves                                          101,539        101,539
  Accrued Expenses                                  280,948        273,074
                                                 -------------------------
TOTAL CURRENT LIABILITIES                         5,168,831      4,435,891

  Long Term Debt                                  1,681,861      1,415,661
                                                 -------------------------

      TOTAL LIABILITIES                           6,850,692      5,851,552

STOCKHOLDERS' EQUITY (DEFICIT)

  8% Cumulative Exchangeable $.001 par value;
   authorized-1,017,000 shares;
   issued and outstanding - 16,666
   shares as of March 26, 2000
   and December 26, 1999                            125,000        125,000
  12% Preferred stock-$.001 par value;
   authorized-5,000,000 shares;
   issued and outstanding - 44,775
   shares as of March 26, 2000
   issued and outstanding - 44,775
   shares as of December 26, 1999                   335,815        335,815
  Common stock-$.001 par value;
   authorized-23,024,000 shares;
   issued and outstanding - 2,457,759
   shares as of March 26, 2000
   issued and outstanding - 2,457,759
   shares as of December 26, 1999                     2,458          2,458

  Additional paid-in capital                      3,263,426      3,263,426
  Accumulated deficit                            (7,778,432)    (4,763,894)
  Accumulated deficit Current                      (958,634)    (3,014,538)
                                                 -------------------------
TOTAL STOCKHOLDERS' EQUITY                       (5,010,367)    (4,051,733)
                                                 -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        1,840,325      1,799,819
                                                 =========================



                      Redheads, Inc. and Subsidiaries
                    Consolidated Statement of Operations


                                            13 Weeks Ending               13 Weeks Ending
                                              Mar 26, 2000                  Mar 28, 1999
                                              (unaudited)                   (unaudited)

SALES                                          1,942,552       100.00%       1,889,650       100.00%

COST OF SALES                                    598,079        30.79%         515,270        27.25%
                                               ---------                     ---------

GROSS PROFIT                                   1,344,473        69.21%       1,374,380        72.75%
                                               ---------                     ---------

OPERATING EXPENSES
  Labor costs                                    898,015        46.23%         909,836        48.15%
  Occupancy costs                                303,748        15.64%         283,332        14.99%
  Other Operating Expense                        505,548        26.02%         519,785        27.51%
  Depreciation                                   103,042         5.30%         120,700         6.39%
                                               ---------                     ---------
    TOTAL OPERATING EXPENSES                   1,810,353        93.19%       1,833,653        97.04%
                                               ---------                     ---------

LOSS FROM RESTAURANT OPERATIONS                 (465,880)      -23.98%        (459,273)      -24.29%
                                               ---------                     ---------

  General and administrative expenses            348,509        17.94%         165,078         8.74%
                                               ---------                     ---------

LOSS FROM OPERATIONS                            (814,389)      -41.92%        (624,351)      -33.02%
                                               ---------                     ---------

OTHER INCOME (EXPENSE)
  Interest expense                              (150,824)       -7.76%        (105,348)       -5.57%
  Other income (expense) net                       6,579         0.34%          44,370         2.35%
                                               ---------                     ---------

    TOTAL OTHER INCOME (EXPENSE)                (144,245)       -7.43%         (60,978)       -3.23%
                                               ---------                     ---------

    NET LOSS                                    (958,634)      -49.35%        (685,329)      -36.25%
                                               =========                     =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   2,457,759                     2,457,759

INCOME (LOSS) PER COMMON SHARE                     (0.96)                        (0.41)



                      Redheads, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows


                                                                   13 Weeks Ended
                                                                   March 26, 2000

CASH FLOW FROM OPERATING ACTIVITY
  Net Income (Loss)                                                   (958,634)
  Depreciation Amortization                                            103,042
  Decrease (Increase) In Inventory                                       7,474
  Decrease (Increase) In Other Current Assets And Accts. Rec.         (139,450)
  Decrease (Increase) In Other Assets                                   42,716
  Loss on conversion of asset                                                0
  Restructuring Expense                                                      0
  Forgivness Of Debt                                                         0
  Increase (Decrease) In Trade Accounts And Notes Payable
   And Accrued Expenses                                                 92,089
  Increase (Decrease) In Loans Payable                                  34,979
  Increase (Decrease) In Sales And Payroll Taxes Payable               612,136
                                                                      --------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                           (205,646)
                                                                      --------

CASH FLOW FROM INVESTING ACTIVITY
  (Increase) Decrease In C.I.P. And Fixed Assets                       (51,313)
  (Increase) Decrease In Notes Receivable                               (2,979)
  Increase (Decrease) In Cash Due To/From Affiliated Co'S                    0
                                                                      --------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                            (54,292)
                                                                      --------

CASH FLOW FROM FINANCINIG ACTIVITY
  Increase (Decrease) In Long Term Debt                                266,200
  Increase (Decrease) In Cash Overdraft                                 (6,262)
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                            259,938
                                                                      --------

  Increase (Decrease) In Cash                                               (0)

Cash Beginning                                                               0
                                                                      --------

Cash Ending                                                                  0
                                                                      ========



                      Redheads, Inc. and Subsidiaries
           Consolidated Statement of Stockholders Equity (Deficit)


                                    TOTAL                                 PIC
                                 Stockholder   Preferred   Preferred   Preferred   Common   Paid-in    Preferred     Retained
                                   Equtiy        Stock     Stock/MRI     Stock     Stock    Capital   Stock subs.    Earnings

BALANCE AT DEC  26, 1999         (4,051,733)      0         460,815    2,581,813   2,458    681,614       0         (7,778,433)
                                 =============================================================================================
                                          0
                                          0
NET INCOME  DEC. TO MARCH 2000     (958,634)                                                                          (958,634)
                                          0
                                          0
                                 ---------------------------------------------------------------------------------------------
BALANCE AT MARCH 26, 2000        (5,010,367)      0         460,815    2,581,813   2,458    681,614       0         (8,737,066)
                                 =============================================================================================



                       Redheads, Inc, and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (unaudited)

1.    Statement of Information Furnished

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 26, 2000 and March 28,1999, the results of operations for the thirteen weeks ended March 26, 2000, thirteen weeks ending March 28,1999, and the cash flows for the thirteen weeks ended March 26, 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 26, 1999.

      Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 26,1999.

      Interim results of operations are not necessarily indicative of the results to be expected for a full year.

2.    Income Taxes

      The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the thirteen weeks ended March 26, 2000. The Company's federal state and city tax returns have not yet been filed for fifty two week periods ending December 26, 1999.

      As of December 26, 1999 the Company had approximately $22,400,000 of net operating loss carry forwards expiring through 2014, available to face future federal income taxes.

      As a result of the change in control of the company is subject to limitations on the future utilization of its federal net operating loss carry forwards. These limitations, described in Section 382 of the Internal Revenue Code, limit the amount of future taxable income which may be offset by pre-change net operating loss and capital loss carry forwards. This limitation is calculated by reference to the value the Company immediately before the change date, multiplied by a discount factor, known as the "long term tax-exempt rate"

3     Restatement of prior period Financial Statements

      Due to the effects of the 1999 audit the company's consolidated financial statements for March 28, 1999 were restated. In order to present prior period amounts on a basis consistent with those of the current period, the balance sheet, results of operations and cash flows have been restated.

      The following table presents the impact of the prior period restatement on the consolidated statement of operations for the fiscal period ending March 28, 1999


                         Amounts
                        Previously     Restated
                         Reported      Amounts
                        ----------     --------

March 28, 1999
  Sales                 $1,886,746    $1,889,651
  Net loss              $ (566,656)   $ (685,012)
  Net loss per share    $    (0.22)   $    (0.41)


      The impact of the restatement also resulted in changes to the balance sheet and consolidated statement of cash flows for the fiscal quarter ending March 28, 1999.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

(B)   Results of Operations

      Results of Operations -The thirteen weeks ended March 26, 2000 as compared with the thirteen weeks ended March 28,1999.

      Total revenues increased $52,902 or 2.8% to $1,942,552 for the thirteen weeks ended March 26, 2000, from $1,889,650 for the thirteen weeks ended March 28,1999. The increase is attributable to new menus introduced in 1999.

      Food and beverage expense increased $82,808 or 16% to $598,079 for the thirteen weeks ended March 26, 2000 from $515,270 for the thirteen weeks ended March 28,1999. Food and beverage expense as a percent of total sales increased to 30.8% from 27.3% in the respective periods.

      Restaurant labor and related expenses decreased $11,821 or 1.3% to $898,015 for the thirteen weeks ended March 26, 2000, from $909,836 for the thirteen weeks ended March 28,1999. Restaurant labor and related expense as a percent of total sales decreased to 46% from 48% in the respective periods.

      Restaurant occupancy expenses increased $20,415 or 7.2% to $303,748 for the thirteen weeks ended March 26, 2000, from $283,332 for the thirteen weeks ended March 28,1999. The decrease is attributable to the natural escalation in lease terms. Restaurant occupancy expense as a percent of total sales increased to 15.6% from 15.% in the respective periods.

      Other operating expenses decreased $14,236 or 2.7% to $505,548 for the thirteen weeks ended March 26, 2000, from $519,785 for the thirteen weeks ended March 28,1999. Other operating expense as a percent of total sales decreased to 26% from 27.5% in the respective periods. The decrease is attributable to economies related to the closure of the Levittown location. Other operating expenses consist mainly of fixed costs such as utilities, royalties, insurance, repair & maintenance and other variable costs such as supplies and promotional items.

      Depreciation and Amortization decreased $17,658 or 15% to $103,042 for the thirteen weeks ended March 26, 2000, from $120,700 for the year ended March 28,1999. The decrease represents the continuing ageing of corporate assets. Depreciation and Amortization as a percent of total sales decreased to 5.3% from 6.4% in the respective periods.

      General and administrative expenses increased $183,431 or 111% to $348,509 for the thirteen weeks ended March 26, 2000, from $165,078 for the thirteen weeks ended March 28,1999. General and administrative expense as a percent of total sales increased to 17.9% from 8.7% in the respective periods. The increase is attributable an increase in penalties associated with unpaid sales and payroll taxes. General and administrative expenses consist of, among other things, other administrative expenses, general insurance and corporate overhead expenses.

      Interest expense increased $45,476 or 43% to $150,824 for the thirteen weeks ended March 26, 2000, from $105,348 for the thirteen weeks ended March 28,1999. The increase is attributable an increase in interest charges associated with unpaid sales and payroll taxes. Interest expense as a percent of total sales increased to 7.8% from 5.6% in the respective periods.

      The Company's net loss increased $273,305 or 40% to $958,634 for the thirteen weeks ended March 26, 2000, from $685,329 for the thirteen weeks ended March 28,1999. Net operating loss as a percentage of revenues increased 40 percentage points to 49% from 36%, in the respective periods. The increase in the loss can be attributable to a number of factors namely increased food cost, labor, interest and late fee charges on unpaid taxes and the inability of the four remaining stores to absorb the General and administrative costs.

(C)   Liquidity And Capital Resources

      Operating Activities. During the period December 26, 1999 through March 26, 2000 operations resulted in a loss of $958,634. The change in cash was $0. The company continued to operate utilizing current payables and debt financing in the form of 12% senior secured notes as financing.

      As of March 26, 2000, the Company had negative working capital of $4,883,554, as compared to negative working capital of $4,282,586 as of December 26, 1999.

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

                         Part II  OTHER INFORMATION

Item 1.    Legal Proceedings.

General

      There are no legal proceedings to which the Company is a party that are material to the Company's business.

Submission of Matters to a Vote of Security Holders

Item 2.    Changes in Securities.

      None

Item 4.    Submission of Matters to a Vote of Security Holders.

      None

Item 5.    Other Information

      None

Item 6.    Subsequent Events

      None

Item 7.    Exhibits and Reports on Form 8-K

      (A)    Exhibits Filed

             None

      (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended March 26, 2000:

      None.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Redheads, Inc,


Date:  June 21, 2000                   By:  s/ Charles O. Olson, Jr.
                                            ------------------------
                                            Charles O. Olson, Jr.
                                            Chief Executive Officer
                                            Chief Financial Officer