Form 10QSB
period 2000-06-25
REDHEADS INC /DE/
filed 2000-08-23
CIK 837596

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended    June 25, 2000
                                        -------------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                           Yes    X      No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                     2,457,759 as of December 26, 1999.
                     ----------------------------------


                       Redheads, Inc, AND SUBSIDIARIES

                                    INDEX

PART I                      FINANCIAL INFORMATION

                                                                    Page No.
                                                                    --------

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 25, 2000
           (unaudited) and December 26, 1999 (Audited)                 3

           Consolidated Statement of Operations for the thirteen
           weeks ending June 25, 2000 (unaudited) and
           June 27, 1999 (unaudited)                                   4

           Consolidated Statement of Operations for the
           twenty-six weeks ending June 25, 2000 (unaudited)
           and June 27, 1999 (unaudited)                               5

           Consolidated Statement of Stockholders Equity (Deficit)     6

           Consolidated Statement of Cash Flows for the
           twenty-six weeks ending June 25, 2000 (unaudited)           7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations            9-12

PART II    OTHER INFORMATION                                           13

Item 1.    Legal Proceedings                                           13

Item 2.    Changes in Securities                                       13

Item 4.    Submission of Matters To A Vote Of Security Holders         13

Item 5.    Other Information                                           13

Item 6.    Subsequent Events                                           13

Item 7     Exhibits and Reports on Form 8-K                            13

Signature Page                                                         14


                       PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

                       REDHEADS, INC, AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                  June 25       December 26
                                                    2000           1999
                                                  Unaudited       Audited

ASSETS

CURRENT ASSETS
  Cash                                                    0              0
  Accounts Receivable - Credit Cards                 57,239         26,497
  Inventories                                        91,517         92,012
  Other Current Assets                               86,084         34,793
                                                 -------------------------
TOTAL CURRENT ASSETS                                234,840        153,302

  Fixed Assets                                    1,101,724      1,189,667
  Other Assets                                      344,995        357,557
  Loans receivable - stockholders                   121,416         99,293
                                                 -------------------------
TOTAL LONG TERM ASSETS                            1,568,135      1,646,516

      TOTAL ASSETS                                1,802,975      1,799,819
                                                 =========================

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Cash Overdraft                                     61,653         53,753
  Trade accounts                                  1,236,178      1,078,147
  Deferred Compensation                              46,277         46,277
  Sales and payroll taxes payable                 3,346,105      2,373,377
  Loans Payable - Taxes                             541,453        509,723
  Reserves                                          101,539        101,539
  Accrued Expenses                                  334,146        273,074
                                                 -------------------------
TOTAL CURRENT LIABILITIES                         5,667,350      4,435,891

  Long Term Debt                                  1,681,861      1,415,661
                                                 -------------------------

      TOTAL LIABILITIES                           7,349,211      5,851,552

STOCKHOLDERS' EQUITY (DEFICIT)

  8% Cumulative Exchangeable $.001 par value;
   authorized-1,017,000 shares;
   issued and outstanding - 16,666
   shares as of June 25, 2000
   and December 26, 1999                            125,000        125,000
  12% Preferred stock-$.001 par value;
   authorized-5,000,000 shares;
   issued and outstanding - 44,775
   shares as of June 25, 2000
   and December 26, 1999                            335,815        335,815
  Common stock-$.001 par value;
   authorized-23,024,000 shares;
   issued and outstanding - 2,457,759
   shares as of June 25, 2000
   and December 26, 1999                              2,458          2,458

  Additional paid-in capital                      3,263,426      3,263,426
  Accumulated deficit                            (7,778,432)    (4,763,894)
  Accumulated deficit Current                    (1,494,502)    (3,014,538)
                                                 -------------------------
TOTAL STOCKHOLDERS' EQUITY                       (5,546,235)    (4,051,733)
                                                 -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        1,802,975      1,799,819
                                                 =========================



                       REDHEADS, INC, AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS


                                            13 Weeks Ending               13 Weeks Ending
                                              Jun 25, 2000                  Jun 27, 1999
                                              (unaudited)                   (unaudited)

SALES                                          1,956,772       100.00%       2,037,536       100.00%

COST OF SALES                                    612,650        31.31%         550,802        27.03%
                                               ---------                     ---------

GROSS PROFIT                                   1,344,122        68.69%       1,486,734        72.97%
                                               ---------                     ---------

OPERATING EXPENSES
  Labor costs                                    764,162        39.05%         833,474        40.91%
  Occupancy costs                                274,511        14.03%         276,600        13.58%
  Other Operating Expense                        468,442        23.94%         574,020        28.17%
  Depreciation                                    24,269         1.24%         140,486         6.89%
                                               ---------                     ---------
    TOTAL OPERATING EXPENSES                   1,531,384        78.26%       1,824,579        89.55%
                                               ---------                     ---------

LOSS FROM RESTAURANT OPERATIONS                 (187,262)       -9.57%        (337,845)      -16.58%
                                               ---------                     ---------

  General and administrative expenses            273,176        13.96%         276,792        13.58%
                                               ---------                     ---------

LOSS FROM OPERATIONS                            (460,438)      -23.53%        (614,637)      -30.17%
                                               ---------                     ---------

OTHER INCOME (EXPENSE)
  Interest expense                               (63,283)       -3.23%         (31,317)       -1.54%
  Other income (expense) net                     (12,148)       -0.62%         (65,526)       -3.22%
                                               ---------                     ---------

    TOTAL OTHER INCOME (EXPENSE)                 (75,431)       -3.85%         (96,843)       -4.75%
                                               ---------                     ---------

    NET LOSS                                    (535,869)      -27.39%        (711,480)      -34.92%
                                               =========                     =========

BASIC AND DILUTED LOSS PER SHARE OF
 COMMON STOCK                                      (0.22)                        (0.29)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   2,457,759                     2,457,759



                       REDHEADS, INC, AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS


                                            26 Weeks Ending               26 Weeks Ending
                                              Jun 25, 2000                  Jun 27, 1999
                                              (unaudited)                   (unaudited)

SALES                                           3,899,324      100.00%        3,924,282      100.00%

COST OF SALES                                   1,210,729       31.05%        1,065,755       27.16%
                                               ----------                    ----------

GROSS PROFIT                                    2,688,595       68.95%        2,858,527       72.84%
                                               ----------                    ----------

OPERATING EXPENSES
  Labor costs                                   1,537,838       39.44%        1,637,905       41.74%
  Occupancy costs                                 545,850       14.00%          539,518       13.75%
  Other Operating Expense                         966,066       24.78%        1,051,908       26.81%
  Depreciation                                    127,311        3.26%          280,971        7.16%
                                               ----------                    ----------
    TOTAL OPERATING EXPENSES                    3,177,066       81.48%        3,510,303       89.45%
                                               ----------                    ----------

LOSS FROM RESTAURANT OPERATIONS                  (488,471)     -12.53%         (651,776)     -16.61%
                                               ----------                    ----------

  General and administrative expenses             772,344       19.81%          506,762       12.91%
                                               ----------                    ----------

LOSS FROM OPERATIONS                           (1,260,814)     -32.33%       (1,158,538)     -29.52%
                                               ----------                    ----------

OTHER INCOME (EXPENSE)
  Interest expense                               (214,107)      -5.49%          (56,575)      -1.44%
  Other income (expense) net                      (19,581)      -0.50%          (33,023)      -0.84%
                                               ----------                    ----------

    TOTAL OTHER INCOME (EXPENSE)                 (233,688)      -5.99%          (89,598)      -2.28%
                                               ----------                    ----------

    NET LOSS                                   (1,494,502)     -38.33%       (1,248,136)     -31.81%
                                               ==========                    ==========

BASIC AND DILUTED LOSS PER SHARE OF
 COMMON STOCK                                       (0.61)                        (0.51)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                    2,457,759                     2,457,759



                       REDHEADS, INC, AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2000


                                         TOTAL                         PIC
                                      Stockholder     Preferred     Preferred     Common     Paid-in      Retained
                                        Equtiy        Stock/MRI       Stock       Stock      Capital      Earnings

BALANCE AT DEC  26, 1999              (4,051,733)      460,815      2,581,813     2,458      68,614      (7,778,433)
                                      =============================================================================

NET LOSS FOR THE TWENTY-SIX
 WEEK PERIOD ENDING JUNE 25, 2000     (1,494,502)                                                        (1,494,502)

                                      -----------------------------------------------------------------------------
BALANCE AT JUNE 25, 2000              (5,546,235)      460,815      2,581,813     2,458      68,614      (9,272,935)
                                      =============================================================================



                       REDHEADS, INC, AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2000


CASH FLOW FROM OPERATING ACTIVITY
  Net Income (Loss)                                                   (1,494,502)
  Depreciation Amortization                                              127,311
  Decrease (Increase) In Inventory                                           495
  Decrease (Increase) In Other Current Assets And Accts. Rec.            (82,034)
  Decrease (Increase) In Other Assets                                     12,561
  Increase (Decrease) In Trade Accounts And Notes Payable
   And Accrued Expenses                                                  219,103
  Increase (Decrease) In Loans Payable                                    31,730
  Increase (Decrease) In Sales And Payroll Taxes Payable                 972,729
                                                                      ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                         (212,607)
                                                                      ----------

CASH FLOW FROM INVESTING ACTIVITY
  (Increase) Decrease In C.I.P. And Fixed Assets                         (39,369)
  (Increase) Decrease In Notes Receivable                                (22,123)
      NET CASH USED IN INVESTING ACTIVITIES                              (61,493)
                                                                      ----------

CASH FLOW FROM FINANCINIG ACTIVITY
  Increase (Decrease) In Long Term Debt                                  266,200
  Increase (Decrease) In Cash Overdraft                                    7,899
      NET CASH PROVIDED BY FINANCING ACTIVITIES                          274,099
                                                                      ----------

  Increase (Decrease) In Cash                                                 (0)

Cash Beginning                                                                 0
                                                                      ----------

Cash Ending                                                                    0
                                                                      ==========



                       REDHEADS, INC, AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 25, 2000 AND JUNE 27, 1999
                                 (UNAUDITED)

1.    Statement of Information Furnished

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 25, 2000 and June 27, 1999, the results of operations for the thirteen and twenty-six weeks ended June 25, 2000, thirteen and twenty-six weeks ending June 27, 1999, and the cash flows for the twenty-six weeks ended June 25, 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 26, 1999.

      Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 26, 1999.

      Interim results of operations are not necessarily indicative of the results to be expected for a full year.

2.    Income Taxes

      The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the twenty-six weeks ended June 25, 2000. The Company's federal state and city tax returns have not yet been filed for the fifty-two week period ending December 26, 1999.

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

(B)   Results of Operations

Results of Operations -The thirteen weeks ended June 25, 2000 as compared with the thirteen weeks ended June 27, 1999.

      Total revenues decreased $80,764 or 3.9% to $1,956,772 for the thirteen weeks ended June 25, 2000, from $2,037,536 for the thirteen weeks ended June 27, 1999. The decrease is partly attributable to discontinued advertising campaign.

      Food and beverage expense increased $61,848 or 11.23% to $612,650 for the thirteen weeks ended June 25, 2000 from $550,802 for the thirteen weeks ended June 27, 1999. Food and beverage expense as a percent of total sales increased to 31.3% from 27.0% in the respective periods.

      Restaurant labor and related expenses decreased $69,312 or 8.3% to $764,162 for the thirteen weeks ended June 25, 2000, from $833,474 for the thirteen weeks ended June 27, 1999. Restaurant labor and related expense as a percent of total sales decreased to 39.1% from 40.9% in the respective periods.

      Restaurant occupancy expenses decreased $2,089 or .07% to $274,511 for the thirteen weeks ended June 25, 2000, from $276,600 for the thirteen weeks ended June 27, 1999. Restaurant occupancy expense as a percent of total sales increased to 14.0% from 13.6% in the respective periods.

      Other operating expenses decreased $105,758 or 18.4% to $468,442 for the thirteen weeks ended June 25, 2000, from $574,020 for the thirteen weeks ended June 27, 1999. Other operating expense as a percent of total sales decreased to 23.9% from 28.2% in the respective periods. The decrease is partly attributable to the discontinuing of the advertising campaign begun in 1999. Other operating expenses consist mainly of fixed costs such as utilities, royalties, insurance, repair & maintenance and other variable costs such as supplies and promotional items.

      General and administrative expenses decreased $3,616 or 1.3% to $273,176 for the thirteen weeks ended June 25, 2000, from $276,792 for the thirteen weeks ended June 27, 1999. General and administrative expense as a percent of total sales increased to 14.0% from 13.6% in the respective periods. General and administrative expenses consist of, among other things, other administrative expenses, general insurance and corporate overhead expenses.

      Interest expense decreased $20,412 or 22.1% to $75,431 for the thirteen weeks ended June 25, 2000, from $96,843 for the thirteen weeks ended June 27, 1999. Interest expense as a percent of total sales increased to 3.9% from 4.8% in the respective periods.

      The Company's net loss decreased $175,611 or 24.8% to $535,869 for the thirteen weeks ended June 25, 2000, from $711,480 for the thirteen weeks ended June 27, 1999. Net operating loss as a percentage of revenues decreased to 27.4% from 34.9%, in the respective periods.

Results of Operations -The twenty-six weeks ended June 25, 2000 as compared with the twenty-six weeks ended June 27, 1999.

      Total revenues decreased $24,958 or .63% to $3,899,324 for the twenty-six weeks ended June 25, 2000, from $3,924,282 for the twenty-six weeks ended June 27, 1999.

      Food and beverage expense increased $144,974 or 13.6% to $1,210,729 for the twenty-six weeks ended June 25, 2000 from $1,065,755 for the twenty-six weeks ended June 27, 1999. Food and beverage expense as a percent of total sales increased to 31.05% from 27.16% in the respective periods.

      Restaurant labor and related expenses decreased $100,067 or 6.1% to $1,537,838 for the twenty-six weeks ended June 25, 2000, from $1,637,905 for the twenty-six weeks ended June 27, 1999. Restaurant labor and related expense as a percent of total sales decreased to 39.44% from 41.74% in the respective periods.

      Restaurant occupancy expenses increased $6,332 or 1.2% to $545,850 for the twenty-six weeks ended June 25, 2000, from $539,518 for the twenty-six weeks ended June 27, 1999. The decrease is attributable to the natural escalation in lease terms. Restaurant occupancy expense as a percent of total sales increased to 14.0% from 13.75% in the respective periods.

      Other operating expenses decreased $85,842 or 8.01% to $966,066 for the twenty-six weeks ended June 25, 2000, from $1,051,908 for the twenty-six weeks ended June 27, 1999. The decrease is partly attributable to the discontinuing of the advertising campaign begun in 1999. Other operating expense as a percent of total sales decreased to 24.78% from 26.81% in the respective periods. Other operating expenses consist mainly of fixed costs such as utilities, royalties, insurance, repair & maintenance and other variable costs such as supplies and promotional items.

      Depreciation and Amortization decreased $153,660 or 54.6% to $127,311 for the twenty-six weeks ended June 25, 2000, from $280,971 for the year ended June 27, 1999. The decrease is attributable to amortization of pre-opening costs in previous year. Depreciation and Amortization as a percent of total sales decreased to 3.26% from 7.16% in the respective periods.

      General and administrative expenses increased $265,583 or 52.6% to $772,344 for the twenty-six weeks ended June 25, 2000, from $506,762 for the twenty-six weeks ended June 27, 1999. General and administrative expense as a percent of total sales increased to 19.81% from 12.91% in the respective periods. The increase is attributable an increase in penalties associated with unpaid sales and payroll taxes. General and administrative expenses consist of, among other things, other administrative expenses, general insurance and corporate overhead expenses.

      Interest expense increased $144,090 or 160.8% to $233,688 for the twenty-six weeks ended June 25, 2000, from $89,598 for the twenty-six weeks ended June 27, 1999. The increase is attributable an increase in interest charges associated with unpaid sales and payroll taxes. Interest expense as a percent of total sales increased to 5.99% from 2.28% in the respective periods.

      The Company's net loss increased $246,366 or 19.7% to $1,494,502 for the twenty-six weeks ended June 25, 2000, from $1,248,136 for the twenty-six weeks ended June 27, 1999. Net operating loss as a percentage of revenues increased to 38.33% from 31.81%, in the respective periods. The increase in the loss can be attributable to a number of factors namely increased food cost, interest and late fee charges on unpaid taxes and the inability of the four remaining stores to absorb the General and administrative costs.

(C)   Liquidity And Capital Resources

      Operating Activities. During the period December 26, 1999 through June 25, 2000 operations resulted in a loss of $1,494,502. The change in cash was $0. The company continued to operate utilizing current payables and debt financing in the form of 12% senior secured notes as financing.

      As of June 25, 2000, the Company had negative working capital of $4,883,554, as compared to negative working capital of $5,432,510 as of December 26, 1999.

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

      None

Item 6.    Subsequent Events

      None

Item 7.    Exhibits and Reports on Form 8-K

      (A)    Exhibits Filed

             None

      (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended June 25, 2000:

      None.


                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Redheads, Inc,


Date: August 22, 2000                  By: s/ Charles O. Olson, Jr.
                                           ------------------------
                                           Charles O. Olson, Jr.
                                           Chief Executive Officer
                                           Chief Financial Officer