Form 10QSB
period 2000-09-30
REDHEADS INC /DE/
filed 2000-11-14
CIK 837596

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __________ September 24, 2000 _________

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) EXCHANGE ACT
For the transition period from __________ to __________

                       Commission file number 0-17975

                               Redheads, Inc.
---------------------------------------------------------------------------
         (Exact name of business issuer as specified in its charter)

            Delaware                                   95-4169432
---------------------------------------------------------------------------
 (State or other jurisdiction of                     (IRS Employer
  incorporation or organization                    Identification No.)

           Fifty South Buckhout Street, Irvington, New York 10533
---------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (914) 591-4444
---------------------------------------------------------------------------
                         (Issuer's telephone number)

---------------------------------------------------------------------------
            (Former name, former address and formal fiscal year,
                        if changed since last report)

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


                       Redheads, Inc, AND SUBSIDIARIES

                                    INDEX

                                                                   Page No.
                                                                   --------

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 24, 2000
         (unaudited) and December 26, 1999 (Audited)                   3

         Consolidated Statement of Operations for the thirteen
         weeks ending September 24, 2000 (unaudited) and
         September 26, 1999 (unaudited)                                4

         Consolidated Statement of Operations for the
         thirty-nine weeks ending September 24, 2000 (unaudited)
         and September 26, 1999 (unaudited)                            5

         Consolidated Statement of Stockholders Equity (Deficit)       6

         Consolidated Statement of Cash Flows for the thirty-nine
         weeks ending September 24, 2000 (unaudited)                   7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                              9-12

PART II  OTHER INFORMATION                                            13

Item 1.  Legal Proceedings                                            13

Item 2.  Changes in Securities                                        13

Item 4.  Submission of Matters To A Vote Of Security Holders          13

Item 5.  Other Information                                            13

Item 6.  Subsequent Events                                            13

Item 7   Exhibits and Reports on Form 8-K                             13

Signature Page                                                        14


                        PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       REDHEADS, INC, AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                  September 24   December 26
                                                      2000          1999
                                                    Unaudited      Audited

ASSETS

CURRENT ASSETS
  Cash                                                21,366              0
  Accounts Receivable - Credit Cards                  50,717         26,497
  Inventories                                         88,362         92,012
  Other Current Assets                                37,629         34,793
                                                   ------------------------
TOTAL CURRENT ASSETS                                 198,074        153,302

  Fixed Assets                                     1,048,979      1,189,667
  Other Assets                                       338,714        357,557
  Loans receivable - stockholders                    125,312         99,293
                                                   ------------------------
TOTAL LONG TERM ASSETS                             1,513,006      1,646,516

      TOTAL ASSETS                                 1,711,080      1,799,819
                                                   ========================

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Cash Overdraft                                           0         53,753
  Trade accounts                                   1,427,384      1,078,147
  Deferred Compensation                               46,277         46,277
  Sales and payroll taxes payable                  3,716,438      2,373,377
  Loans Payable - Taxes                              589,047        509,723
  Reserves                                           101,539        101,539
  Accrued Expenses                                   391,313        273,074
                                                   ------------------------
TOTAL CURRENT LIABILITIES                          6,271,998      4,435,891

Long Term Debt                                     1,905,261      1,415,661
                                                   ------------------------

TOTAL LIABILITIES                                  8,177,258      5,851,552

STOCKHOLDERS' EQUITY (DEFICIT)

  8% Cumulative Exchangeable $.001 par value;
   authorized - 1,017,000 shares;
   issued and outstanding - 16,666
   shares as of June 25, 2000
   and December 26, 1999                             125,000        125,000
  12% Preferred stock - $.001 par value;
   authorized - 5,000,000 shares;
   issued and outstanding - 44,775
   shares as of June 25, 2000
   and December 26, 1999                             335,815        335,815
  Common stock - $.001 par value;
   authorized - 23,024,000 shares;
   issued and outstanding - 2,457,759
   shares as of June 25, 2000
   and December 26, 1999                               2,458          2,458

Additional paid-in capital                         3,263,426      3,263,426
Accumulated deficit                               (7,778,432)    (4,763,894)
Accumulated deficit Current                       (2,414,446)    (3,014,538)
                                                   ------------------------

TOTAL STOCKHOLDERS' EQUITY                        (6,466,179)    (4,051,733)
                                                   ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         1,711,080      1,799,819
                                                   ========================


                       REDHEADS, INC, AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS

                                                13 Weeks Ending             13 Weeks Ending
                                                 Sep 24, 2000                Sep 26, 1999
                                                  (unaudited)                 (unaudited)

SALES                                       1,740,671      100.00%      1,870,739      100.00%

COST OF SALES                                 559,043       32.12%        734,884       39.28%
                                            ---------                   ---------

GROSS PROFIT                                1,181,628       67.88%      1,135,855       60.72%
                                            ---------                   ---------

OPERATING EXPENSES
  Labor costs                                 753,646       43.30%        751,790       40.19%
  Occupancy costs                             274,141       15.75%        265,365       14.19%
  Other Operating Expense                     466,884       26.82%        517,120       27.64%
  Depreciation                                 63,655        3.66%        140,486        7.51%
                                            ---------                   ---------

      TOTAL OPERATING EXPENSES              1,558,326       89.52%      1,674,760       89.52%
                                            ---------                   ---------

LOSS FROM RESTAURANT OPERATIONS              (376,698)     -21.64%       (538,905)     -28.81%
                                            ---------                   ---------

  General and administrative expenses         332,023       19.07%        281,846       15.07%

LOSS FROM OPERATIONS                         (708,721)     -40.72%       (820,751)     -43.87%
                                            ---------                   ---------

OTHER INCOME (EXPENSE)
  Interest expense                           (193,500)     -11.12%        (36,106)      -1.93%

  Other income (expense) net                  (17,951)      -1.03%        (38,998)      -2.08%
                                            ---------                   ---------

      TOTAL OTHER INCOME (EXPENSE)           (211,451)     -12.15%        (75,104)      -4.01%
                                            ---------                   ---------

      NET LOSS                               (920,172)     -52.86%       (895,855)      -47.89%
                                            =========                   =========

BASIC AND DILUTED LOSS PER SHARE OF
 COMMON STOCK                                   (0.37)                      (0.37)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         2,457,759                   2,426,292


                       REDHEADS, INC, AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS

                                                39 Weeks Ending             39 Weeks Ending
                                                 Sep 24, 2000                Sep 26, 1999
                                                  (unaudited)                 (unaudited)

SALES                                       5,639,995      100.00%      5,795,021      100.00%

COST OF SALES                               1,769,772       31.38%      1,800,639       31.07%
                                            ---------                   ---------

GROSS PROFIT                                3,870,223       68.62%      3,994,382       68.93%
                                            ---------                   ---------

OPERATING EXPENSES
  Labor costs                               2,291,484       40.63%      2,389,695       41.24%
  Occupancy costs                             819,991       14.54%        804,883       13.89%
  Other Operating Expense                   1,432,950       25.41%      1,569,028       27.08%
  Depreciation                                190,966        3.39%        421,457        7.27%
                                            ---------                   ---------

      TOTAL OPERATING EXPENSES              4,735,392       83.96%      5,185,063       89.47%
                                            ---------                   ---------

LOSS FROM RESTAURANT OPERATIONS              (865,169)     -15.34%     (1,190,681)     -20.55%
                                            ---------                   ---------

General and administrative expenses         1,104,367       19.58%        788,608       13.61%
                                            ---------                   ---------

LOSS FROM OPERATIONS                       (1,969,536)     -34.92%     (1,979,289)     -34.15%
                                            ---------                   ---------

OTHER INCOME (EXPENSE)
  Interest expense                           (407,607)      -7.23%        (92,681)      -1.60%
  Other income (expense) net                  (37,532)      -0.67%        (72,020)      -1.24%
                                            ---------                   ---------

      TOTAL OTHER INCOME (EXPENSE)           (445,139)      -7.89%       (164,702)      -2.84%
                                            ---------                   ---------

NET LOSS                                   (2,414,675)     -42.81%     (2,143,991)     -37.00%
                                            =========                   =========

BASIC AND DILUTED LOSS PER SHARE OF
 COMMON STOCK                                   (0.98)                     (0.88)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         2,457,759                  2,426,292


                       REDHEADS, INC, AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
             FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000

                                       TOTAL                       PIC
                                    Stockholder    Preferred    Preferred     Common    Paid-in     Retained
                                      Equity       Stock/MRI      Stock       Stock     Capital     Earnings
                                    ------------------------------------------------------------------------

BALANCE AT DEC  26, 1999            (4,051,733)     460,815     2,581,813     2,458     68,614      (7,778,433)
NET LOSS FOR THE THIRTY-NINE
 WEEK PERIOD ENDING SEP 24, 2000    (2,414,446)                                                     (2,414,446)
                                    --------------------------------------------------------------------------
BALANCE AT SEP 24, 2000             (6,466,179)     460,815     2,581,813     2,458     68,614     (10,192,879)
                                    ==========================================================================


                       REDHEADS, INC, AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000


CASH FLOW FROM OPERATING ACTIVITY
  Net Income (Loss)                                                (2,414,446)
  Depreciation Amortization                                           190,966
  Decrease (Increase) In Inventory
  Decrease (Increase) In Other Current Assets And Accts. Rec.         (27,058)
  Decrease (Increase) In Other Assets                                  18,842
  Increase (Decrease) In Trade Accounts And Notes Payable
   And Accrued Expenses                                               467,477
  Increase (Decrease) In Loans Payable                                 79,324
  Increase (Decrease) In Sales And Payroll Taxes Payable            1,343,062
                                                                   ----------
      NET CASH USED IN OPERATING ACTIVITIES                          (338,182)
                                                                   ----------

CASH FLOW FROM INVESTING ACTIVITY
  (Increase) Decrease In C.I.P. And Fixed Assets                      (50,280)
  (Increase) Decrease In Notes Receivable                             (26,019)
      NET CASH USED IN INVESTING ACTIVITIES                           (76,300)
                                                                   ----------

CASH FLOW FROM FINANCINIG ACTIVITY
  Increase (Decrease) In Long Term Debt                               489,600
  Increase (Decrease) In Cash Overdraft                               (53,753)
      NET CASH PROVIDED BY FINANCING ACTIVITIES                       435,847
                                                                   ----------

  Increase (Decrease) In Cash                                          21,366

Cash Beginning                                                              0
                                                                   ----------

Cash Ending                                                            21,366
                                                                   ==========


                       Redheads, Inc, and Subsidiaries
                 Notes to Consolidated Financial Statements
                  September 24, 2000 and September 26, 1999
                                 (unaudited)

1.    Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 24, 2000 and September 26, 1999, the results of operations for the thirteen and thirty-nine weeks ended September 24, 2000, thirteen and thirty-nine weeks ending September 26, 1999, and the cash flows for the thirty-nine weeks ended September 24, 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 26, 1999.

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

2.    Income Taxes

The company files a consolidated federal income tax return and certain combined state and city returns. There are no significant temporary differences for the thirty-nine weeks ended September 24, 2000. The Company's federal state and city tax returns have not yet been filed for the fifty-two week period ending December 26, 1999.

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

(B)   Results of Operations

Results of Operations - The thirteen weeks ended September 24, 2000 as compared with the thirteen weeks ended September 26, 1999.

Total revenues decreased $130,068 or 6.95% to $1,740,671 for the thirteen weeks ended September 24, 2000, from $1,870,739 for the thirteen weeks ended September 26, 1999. The decrease is partly attributable to discontinued advertising campaign.

Food and beverage expense decreased $175,841 or 23.93% to $559,043 for the thirteen weeks ended September 24, 2000 from $734,884 for the thirteen
weeks ended September 26, 1999.   Food and beverage expense as a percent of
total sales decreased to 32.12% from 39.28% in the respective periods.

Restaurant labor and related expenses increased $1,856 or .25% to $753,646 for the thirteen weeks ended September 24, 2000, from $751,790 for the thirteen weeks ended September 26, 1999. Restaurant labor and related expense as a percent of total sales increased to 43.3% from 40.19% in the respective periods.

Restaurant occupancy expenses increased $8,775 or 3.31% to 274,141 for the thirteen weeks ended September 24, 2000, from $265,365 for the thirteen weeks ended September 26, 1999. Restaurant occupancy expense as a percent of total sales increased to 15.75% from 14.19% in the respective periods.

Other operating expenses decreased $50,236 or 9.71% to $466,884 for the thirteen weeks ended September 24, 2000, from $517,120 for the thirteen weeks ended September 26, 1999. Other operating expense as a percent of total sales decreased to 26.82% from 27.64% in the respective periods. The decrease is partly attributable to the discontinuing of the advertising
campaign.   Other operating expenses consist mainly of fixed costs such as utilities, royalties, insurance, repair & maintenance and other variable costs such as supplies and promotional items.

General and administrative expenses increased $50,177 or 17.8% to $332,023 for the thirteen weeks ended September 24, 2000, from $281,846 for the thirteen weeks ended September 26, 1999. General and administrative expense as a percent of total sales increased to 19.07% from 15.07% in the respective periods. General and administrative expenses consist of, among other things, other administrative expenses, general insurance and corporate overhead expenses. G&A increased primarily due to penalties associated with unpaid sales and payroll taxes.

Interest expense increased $157,394 or 435.92% to $193,500 for the thirteen weeks ended September 24, 2000, from $36,106 for the thirteen weeks ended September 26, 1999. The increase is wholly attributable to interest due on unpaid sales and payroll taxes. Interest expense as a percent of total sales increased to 11.12% from 1.93% in the respective periods.

The Company's net loss increased $24,317 or 2.71% to $920,173 for the thirteen weeks ended September 24, 2000, from $895,855 for the thirteen weeks ended September 26, 1999. Net operating loss as a percentage of revenues increased to 52.86% from 47.89%, in the respective period.

Results of Operations - The thirty-nine weeks ended September 24, 2000 as compared with the thirty-nine weeks ended September 26, 1999.

Total revenues decreased $155,026 or 2.68% to $5,639,995 for the thirty-nine weeks ended September 24, 2000, from $5,795,021 for the thirty-nine weeks ended September 26, 1999.

Food and beverage expense decreased $30,867 or 1.71% to $1,769,772 for the thirty-nine weeks ended September 24, 2000 from $1,800,639 for the thirty-
nine weeks ended September 26, 1999.   Food and beverage expense as a
percent of total sales increased to 31.38% from 31.07% in the respective periods.

Restaurant labor and related expenses decreased $98,211 or 4.11% to $2,291,484 for the thirty-nine weeks ended September 24, 2000, from $2,389,695 for the thirty-nine weeks ended September 26, 1999. Restaurant labor and related expense as a percent of total sales decreased to 40.63% from 41.24% in the respective periods.

Restaurant occupancy expenses increased $15,108 or 1.88% to $819,991 for the thirty-nine weeks ended September 24, 2000, from $804,883 for the thirty-nine weeks ended September 26, 1999. The decrease is attributable to the natural escalation in lease terms. Restaurant occupancy expense as a percent of total sales increased to 14.54% from 13.89% in the respective periods.

Other operating expenses decreased $136,078 or 8.67% to $1,432,950 for the thirty-nine weeks ended September 24, 2000, from $1,569,028 for the thirty-nine weeks ended September 26, 1999. The decrease is partly attributable to the discontinuing of the advertising campaign begun in 1999. Other operating expense as a percent of total sales decreased to 25.41% from
27.08% in the respective periods.   Other operating expenses consist mainly
of fixed costs such as utilities, royalties, insurance, repair & maintenance and other variable costs such as supplies and promotional items.

Depreciation and Amortization decreased $230,491 or 54.69% to $190,966 for the thirty-nine weeks ended September 24, 2000, from $421,457 for the year ended September 26, 1999. The decrease is attributable to amortization of pre-opening costs in previous year. Depreciation and Amortization as a percent of total sales decreased to 3.39% from 7.27% in the respective periods.

General and administrative expenses increased $315,759 or 40.04% to $1,104,367 for the thirty-nine weeks ended September 24, 2000, from $788,608 for the thirty-nine weeks ended September 26, 1999. General and administrative expense as a percent of total sales increased to 19.58% from 13.61% in the respective periods. The increase is attributable an increase in penalties associated with unpaid sales and payroll taxes. General and administrative expenses consist of, among other things, other administrative expenses, general insurance and corporate overhead expenses. Interest expense increased $314,926 or 339.79% to $407,607 for the thirty-nine weeks ended September 24, 2000, from $92,681 for the thirty-nine weeks ended September 26, 1999. The increase is attributable an increase in interest charges associated with unpaid sales and payroll taxes. Interest expense as a percent of total sales increased to 7.23% from 1.60% in the respective periods.

The Company's net loss increased $270,684 or 12.63% to $2,414,675 for the thirty-nine weeks ended September 24, 2000, from $2,143,991 for the thirty-nine weeks ended September 26, 1999. Net operating loss as a percentage of revenues increased to -138.72% from -37.0%, in the respective periods. The increase in the loss can be attributable to a number of factors namely increased food cost, interest and late fee charges on unpaid taxes and the inability of the four remaining stores to absorb the General and administrative costs.

(C)   Liquidity And Capital Resources

Operating Activities. During the period December 26, 1999 through September 24, 2000 operations resulted in a loss of $2,414,675. The change in cash was $21,336. The company continued to operate utilizing current payables and debt financing in the form of 12% senior secured notes as financing.

As of September 24, 2000, the Company had negative working capital of $6,073,924, as compared to negative working capital of $5,432,510 as of December 26, 1999.

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

      None

Item 6.  Subsequent Events

      None

Item 7.  Exhibits and Reports on Form 8-K

      (A)   Exhibits Filed

            None

      (B) The Company filed the following currents reports of Form 8-K and 8-K/A during the quarter ended September 24, 2000:

            None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Redheads, Inc,


Date:  November 13, 2000               By:  s/ Charles O. Olson, Jr.
                                            -------------------------------
                                            Charles O. Olson, Jr.
                                            Chief Executive Officer
                                            Chief Financial Officer